Form 10QSB
period 2004-10-31
YUKON GOLD CORP INC
filed 2004-12-15
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED October 31, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

                         REGISTRATION NUMBER 333-101960

                          YUKON GOLD CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 98-0413063
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                   347 Bay Street, Suite 408, Toronto, Ontario
                     M5H 2R7 (Address of principal executive
                               offices) (Zip Code)

       Registrant's telephone number, including area code: (416) 865-9930

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [_] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                         Outstanding As of October 31, 2004
  Common Stock $ .001 par value                         8,815,508

                          PART I: FINANCIAL INFORMATION

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                         Page No

Interim Consolidated Balance Sheets as of October 31, 2004 and April 30,
  2004                                                                       1-2

Interim Consolidated Statements of Operations for the 6 months
  and 3 months ended October 31, 2004 and October 31, 2003                     3

Interim Consolidated Statements of Cash Flows for the 6 months
  ended October 31, 2004 and October 31, 2003                                  4

Interim Consolidated Statements of Changes in Stockholders' (Deficiency)
  Equity for the 6 months ended October 31, 2004 and the year ended
  April 30, 2004                                                               5

Condensed Notes to Interim Consolidated Financial Statements                 6-8

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at October 31, 2004 and April 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)

ASSETS

                                                       October 31,     April 30,
                                                              2004          2004

                                                                 $             $
CURRENT ASSETS

    Cash and cash equivalents                               19,978       134,925
    Prepaid expenses and other                              40,631         8,583
    Exploration Tax Credit Receivable                       46,419          --
                                                           -------       -------
                                                           107,028       143,508

PROPERTY, PLANT AND EQUIPMENT                                5,554         5,478
                                                           -------       -------
                                                           112,582       148,986
                                                           =======       =======


See condensed notes to the consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/Warren Holmes
Warren Holmes, Director

/s/ Stafford Kelley
Stafford Kelley, Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at October 31, 2004 and April 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                        LIABILITIES

                                                       October 31,     April 30,
                                                              2004         2004

                                                                 $            $

CURRENT LIABILITIES

    Accounts payable and accrued liabilities                45,032       30,686

    Convertible promissory note                            100,000         --

    Demand promissory notes                                182,102         --
                                                          --------     --------
                                                           327,134       30,686
                                                          --------     --------

            SHAREHOLDERS' (DEFICIENCY) EQUITY

CAPITAL STOCK                                                  882          882

ADDITIONAL PAID-IN CAPITAL                                 697,299      697,299

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)               (7,248)     (12,192)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE         (905,485)    (567,689)
                                                          --------     --------
                                                          (214,552)     118,300
                                                          --------     --------
                                                           112,582      148,986
                                                          ========     ========

See condensed notes to the consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the 6 months and 3 months ended October 31, 2004 and October 31, 2003 (Amounts expressed in US Dollars)
(Unaudited)

                                                              For the       For the       For the       For the
                                                             6 months      6 months      3 months      3 months
                                             Cumulative         ended         ended         ended         ended
                                                  since    October 31,   October 31,   October 31,   October 31,
                                              inception          2004          2003          2004          2003
                                                   $             $             $             $             $

REVENUE                                            --            --            --            --            --

                                             ----------    ----------    ----------    ----------    ----------
OPERATING EXPENSES

    General and administration                  276,855       130,809        22,389        53,646           904
    Project expenses                            693,138       249,333       165,013        46,562       139,063
    Exploration Tax Credit                      (67,156)      (42,917)         --         (42,917)         --
    Amortization                                  2,648           571           688           293           340
                                             ----------    ----------    ----------    ----------    ----------

TOTAL OPERATING EXPENSES                        905,485       337,796       188,090        57,584       140,307
                                             ----------    ----------    ----------    ----------    ----------


LOSS BEFORE INCOME TAXES                       (905,485)     (337,796)     (188,090)      (57,584)     (140,307)

    Income taxes                                   --            --            --            --            --

                                             ----------    ----------    ----------    ----------    ----------

NET LOSS                                       (905,485)     (337,796)     (188,090)      (57,584)     (140,307)
                                             ----------    ----------    ----------    ----------    ----------

Earnings per share - basic and diluted                          (0.04)        (0.05)        (0.01)        (0.03)
                                                           ----------    ----------    ----------    ----------

Weighted average common shares outstanding                  8,815,508     4,027,932     8,815,508     4,027,932
                                                           ----------    ----------    ----------    ----------

See condensed notes to the consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the 6 months ended October 31, 2004 and October 31, 2003
(Amounts expressed in US Dollars)
(Unaudited)

                                                                               For the      For the
                                                                              6 months     6 months
                                                               Cumulative        ended        ended
                                                                    since   October 31,  October 31,
                                                                inception         2004         2003

                                                                        $            $            $

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                      (905,485)    (337,796)    (188,090)
    Items not requiring an outlay of cash:
      Amortization                                                   2648          571          688
      Shares issued for property payment                          114,242         --           --

      Decrease (Increase) in prepaid expenses and deposits        (38,866)     (30,962)      (8,330)
      Decrease (Increase) in exploration tax credit receivable    (46,419)     (46,419)        --
      Increase in accounts payable and accrued
          liabilities                                              44,542       14,345       24,147
                                                                 --------     --------     --------

NET CASH USED IN OPERATING ACTIVITIES                            (829,338)    (400,261)    (171,585)
                                                                 --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                      (6,784)        --           --
                                                                 --------     --------     --------

NET CASH USED IN INVESTING ACTIVITIES                              (6,784)        --           --
                                                                 --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from loan                                             20,000
    Repayments from a shareholder                                   1,180         --          7,836
    Proceeds from issuance of shares                              583,939      155,624
    Proceeds from sales of warrants                                 1,033
    Repurchase of shares                                           (5,778)
    Proceeds from Convertible promissory note                     100,000      100,000         --
    Proceeds from Demand promissory notes                         182,102      182,102         --
                                                                 --------     --------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         867,221      282,102      178,715
                                                                 --------     --------     --------

EFFECT OF FOREIGN CURRENCY EXCHANGE
    RATE CHANGES                                                  (11,121)       3,212        2,419
                                                                 --------     --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FOR THE YEAR                                        19,978     (114,947)       9,549

    Cash and cash equivalents, beginning of year                     --        134,925       20,756
                                                                 --------     --------     --------


CASH AND CASH EQUIVALENTS, END OF                                  19,978       19,978       30,305
    6 MONTHS
                                                                 ========     ========     ========

INCOME TAXES PAID                                                                 --           --
                                                                              ========     ========
INTEREST PAID                                                                     --           --
                                                                              ========     ========


See condensed notes to the consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Financial Statements of Changes in Stockholders' (Deficiency) Equity For the 6 months ended October 31, 2004 and the year ended April 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                     Deficit,
                                                                                  accumulated                          Accumulated
                                      Number of         Common     Additional      during the                                Other
                                         Common         Shares        Paid-in     exploration       Comprehensive    Comprehensive
                                         Shares         amount        Capital           stage       Income (loss)    Income (loss)
                                 --------------  -------------  -------------   -------------  ------------------  ---------------
                                                                                $              $                   $
Balance as of April 30, 2003        2,833,377         154,063           1,142       (124,783)             --                 604

Issuance of Common shares           1,435,410         256,657            --             --                --                --
Issuance of warrants                     --              --             2,855           --                --                --
Shares repurchased                   (240,855)         (5,778)           --             --                --                --
Recapitalization pursuant to
   reverse acquisition              2,737,576        (404,265)        404,265           --                --                --
Issuance of Common shares           1,750,000             175         174,825           --                --                --
Issuance of Common shares
   for property payment               300,000              30         114,212           --                --                --
Foreign currency translation             --              --              --             --             (12,796)          (12,796)
Net loss for the year                    --              --              --         (442,906)         (442,906)             --
                                    ---------        --------         -------       --------          --------           -------
Balance as of April 30, 2004        8,815,508             882         697,299       (567,689)         (455,702)          (12,192)
                                                                                                      --------

Foreign currency translation             --              --              --             --               4,944             4,944
Net loss for the 6 months                --              --              --         (337,796)         (337,796)             --
                                    ---------        --------         -------       --------          --------           -------
Balance as of October 31, 2004      8,815,508             882         697,299       (905,485)         (332,852)           (7,248)
                                    =========        ========         =======       ========          ========            ======

See condensed notes to the consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended April 30, 2005. Interim financial statements should be read in conjunction with the company's annual audited financial statements.

      The interim consolidated financial statements include the accounts of Yukon Gold Corporation, Inc. (the "Company") and its wholly owned subsidiary Yukon Gold Corp. ("YGC"). All material inter-company accounts and transactions have been eliminated.

2.    NATURE OF OPERATIONS AND GOING CONCERN

      The Company was incorporated under the laws of the state of Delaware on May 31, 2000 as Realdarts International, Inc. On August 3, 2000, the Articles of Incorporation were amended to change the name to Optima 2000, Inc. On August 8, 2000 the name was changed again to Optima International, Inc. and again on the same date to Optima Global Corporation. On February 5, 2001, the Company entered into a merger with Optima Global Corp. (a Florida Corporation) whereby the corporation issued one share of its stock for each share held by the stockholders of the Florida Corporation. On November 20, 2002, the Company changed its name to Take 4, Inc. and then on October 29, 2003 the Company became Yukon Gold Corporation, Inc.

      The Company is an exploration stage mining company. The Company has funded its operations to date through the issuance of shares.

      The Company's future success is dependent upon its ability to raise sufficient capital in order to continue to explore for an ore reserve on its mining claims. There is no guarantee that such capital will be available on acceptable terms, if at all.

3.    REVERSE ACQUISITION

      On November 17, 2003, the Company concluded a series of transactions whereby it acquired 100 % of the common shares of YGC. In consideration for this acquisition, the Company issued 4,027,932 Common shares to the former shareholders of YGC, which represented 59.5 % of the outstanding common shares of the Company on that date.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

3.    REVERSE ACQUISITION (cont'd)

      Notwithstanding that the Company became the legal acquirer of YGC; this transaction has been accounted for in these financial statements as a reverse merger equivalent to the issuance of stock by YGC for the net monetary assets of the Company accompanied by a recapitalization.

      The comparative interim consolidated financial statements of the Company are those of YGC and the merger and recapitalization was reported as a line item in the Statements of Changes in Stockholders' (Deficiency) Equity.

4.    COMMITMENTS AND CONTINGENCIES

      On July 7, 2002, YGC acquired a group of mining claims in the Mount Hinton area of the Yukon Territory in Canada from the Hinton Syndicate, a claim group controlled by four individuals, 2 of which are directors of the Company. The agreement contains several specific conditions, which are summarized below:

      The Company has to provide for yearly-shared property payments and work program expenses amounting to $4,250,797 (CDN$5,600,000) over a period of five years. In return, the Company will earn interest in the mining claims at a rate of 25% after work program expenditures of $1,138,606 (CDN$1,500,000), 50% after $1,897,677 (CDN$2,500,000) and 75% after
      $3,795,354 (CDN$5,000,000). The Company was required to incur work program expenses of $303,628 (CDN$400,000) prior to July 7, 2004. The actual expenditures incurred to July 7, 2004 were $548,535 (CDN$722,640), allowing a credit of $244,907 (CDN$322,640) towards future required program expenses and the Company is required to incur $246,698 (CDN$325,000) between July 7, 2004 and July 7, 2005. Of this amount $244,907 (CDN$322,640) has been carried forward from amounts spent prior to July 7, 2004. The Company is required to incur $1,138,606 (CDN$1,500,000) between July 7, 2005 and July 7, 2006 and $2,106,422
      (CDN$2,775,000) between July 7, 2006 and July 7, 2007, less any amounts credited from over expenditures in previous periods.

      - The Company has made the first three (3) property payments totaling $189,768 (CDN$250,000) and is required to pay $113,861 (CDN$150,000)
            on July 7, 2005 and $151,814 (CDN$200,000) on July 7, 2006. The
            property payments, work program expenses and earned interest can be accelerated.

      - The Company can cancel the agreement at any time and be left with the interest earned to date in the mining claims. If the agreement is terminated when 50% is earned, the earned interest will be reduced to 45% so as to return control and financing flexibility to the Hinton Syndicate.

      - After the Company has earned an initial 25% in interest, it can decide to postpone future expenditures if market conditions are difficult.

      - After the Company has earned its 75% interest, the agreement provides for a joint venture to be set up for future financing to be shared with the Hinton Syndicate. The Company will also have a further option to acquire the remaining 25% interest by buying-out the Hinton Syndicate for $3,795,354 (CDN$5,000,000).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

4.    COMMITMENTS AND CONTINGENCIES (cont'd)

      - The Hinton Syndicate is entitled to a 2% Net Smelter Returns ("NSR") royalty. In the event that the Company exercises its option to buy-out the remaining interest of the Hinton Syndicate, the NSR will become 3% and the Hinton Syndicate will retain the royalty interest only.

      - Each member of the Hinton Syndicate is entitled to receive their share of the annual property payments in common shares of the Company at a 10% discount to the market.

      - If the Company fails to make the required property payment and incur at least $1,138,606 (CDN$1,500,000) in program expenses during 2005, it may not earn any interest in the claims. The Company will be required to raise additional funds to meet these obligations.

5.    CONVERTIBLE PROMISSORY NOTE

      On May 14, 2004 the Company issued a convertible promissory note to one accredited investor for $56,250. The note bears interest at 2% per annum. The note is convertible at the later of one year or the effective date of the registration statement filed with the Securities and Exchange Commission. The note is convertible at the option of the investor or the Company into 75,000 shares of common stock and 37,500 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before December 31, 2005. On September 15, 2004 the board of directors passed a resolution extending the expiry date of the warrants under the Convertible Promissory Note to June 30, 2006.

      On October 15, 2004 the Company received $43,750 from two accredited investors and issued convertible promissory notes as security for the money received. The notes bear interest at 2% per annum. The notes are convertible on their maturity which is one year and 9 day from the date of issue at the option of the lender. The notes if converted are convertible at the rate of $0.75 for one common share and half a share purchase warrant. Each warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006

6.    DEMAND PROMISSORY NOTES

      a) On June 25, 2004 the Company issued an unsecured demand promissory note to a shareholder, J. L. Guerra Jr., for $100,000. The note is non-interest bearing and due on demand. The Company agreed to pay a financing fee of $5,000.

      b) On June 28, 2004 the Company issued an unsecured demand promissory note to a shareholder, Stafford Kelley, for $82,102 (CDN$100,000). The note is non-interest bearing and due on demand. The Company agreed to pay a financing fee of $3,697 (CDN$5,000).

7.    SUBSEQUENT EVENTS

      On December 8, 2004 the Company borrowed $81,750 from two accredited investors pursuant to promissory notes which permit the holders of the notes, at their option, to convert the loan to common shares of Yukon Gold no less than one year from the date of issuance of the notes. The notes bear interest at 2% per annum. The notes mature on the date that is one year and 9 days from the date of issuance of the notes. The notes if converted are convertible at the rate of $0.75 for one common share and a half share plus a purchase warrant. Each such warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

      Yukon Gold entered into an Engagement Letter dated December 24, 2004 with IBK Capital Corp. ("IBK") of Toronto, Ontario, Canada, pursuant to which in IBK was engaged to raise additional equity investment for the company on a best efforts basis outside the United States in the amount of CDN $2,800,000 or US $2,298,851. The engagement requires Yukon Gold to pay a work fee of CDN $25,000 or US $20,525.45 On December 7, 2004, Yukon Gold paid CDN$ 12,500 or US$ 10,262.73,and is required to pay CDN $ 12,500 or US $10,262.73 plus out of pocket expenses is payable to IBK on January 1, 2005.

      The Company has entered into negotiations with Medallion Capital Corp. a company owned by Stafford Kelley an officer and director of the Company to acquire 402 mineral claims known as the Marg Property in the Mayo Mining District of the Yukon Territory. Based on an Assessment of Mineral Reserve prepared by Franzen Mineral Engineering Ltd. in 1997 for a former owner the claims contain a resource of 6,100,000 tons with an average grade of 1.76% Copper, 2.46% Lead, 4.6% Zinc, 1.1 grams per ton Gold and 69.1 grams per ton Silver. In acquiring the property Medallion Capital Corp. agreed to assign the purchase agreement to Yukon Gold Corporation, Inc. on or before March 12, 2005 at its cost. The terms of the purchase are

      1st year CDN$150,000 or US$123,153 plus 133,333 common shares 2nd year CDN$ 50,000 or US$ 41,051 plus 133,333 common shares 3rd year CDN$100,000 or US$ 82,102 plus 133,334 common shares 4th year CDN$100,000 or US$ 82,102 5th year CDN$200,000 or US$164,204 The 5th year payment is payable in cash or stock at the Purchasers option.

      A further CDN$1,000,000 or US$821,020 is payable in cash or stock when the property reaches production.

      If the Company is unable to raise the initial payment of CDN$150,000 or US$123,153 they will be unable to acquire the property.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                           FOR THE THREE MONTHS ENDED

                            OCTOBER 31, 2004 AND 2003

Forward-Looking Statements. The statements contained in this report on Form 10QSB which are not historical facts may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including the factors set forth in RISK FACTORS below and the risks described in Yukon Gold's prospectus dated December 2, 2004. Yukon Gold does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

Overview. The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months ended October 31, 2004. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements for the year ended April 30, 2004.

Description of Business. We are an exploration stage mining company. Our management devotes most of its time to establishing our new business. Our planned principal activities have not yet produced revenues and Yukon Gold has suffered recurring operating losses. We expect these operating losses to continue for so long as we remain in an exploration stage, and perhaps thereafter. As at October 31, 2004, we had accumulated losses of $905,485. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent in large part upon our raising additional equity financing; receive funding from related parties and controlling shareholders and the future market for the minerals, if any, which may be located in our mineral claims.

Our wholly owned Canadian subsidiary, Yukon Gold Corporation ("YGC"), holds an option from the Hinton Syndicate with whom we have an agreement to acquire a 75% interest in the 186 mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. The claims are located adjacent to the Keno Hill Mining Camp, approximately six miles southeast of Keno City and about 37 miles northeast of the village of Mayo in the Yukon Territory of Canada. The Keno Hill Mining Camp was operated by United Keno Hill Mines Ltd. ("UKHM"), and operated continuously from 1913 to 1989. During much of that time, our claims were held by UKHM which conducted limited exploration work with some success in the mid 1960's and again in the mid 1980's. In 2002 we conducted a program to further evaluate a potential ore reserve on the property. We employed Archer Cathro & Associates (1981) Ltd., a local geology firm, in 2003 and 2004 to continue the exploration and provide a comprehensive report on the claims. We plan to carry out further exploration in 2005, to further define the potential of an ore resource on the claims.

We sometimes refer to our claims collectively in this report as the "Mount Hinton Property." Our claims are registered in the Mining Recorders Office in the Mayo Mining District of the Yukon Territory and give us the right to explore and mine minerals from the property covered by the claims. The primary exploration target is a 1,000 foot wide and over two-mile long mineralized zone containing a series of veins and faults that cross the top of twin-peaked Mount Hinton. Mount Hinton has elevations of approximately 6,500 ft. above sea level. Our ability to conduct surface exploration at this latitude and elevation is limited to the period each year from late May to late October. Our plan in 2005 is to continue our exploration of the mineralization zone with diamond drilling and underground exploration.

Discussion of Operations & Financial Condition Three and Six months ended October 31, 2004

Revenues

No revenue was generated by company's operations during the three and six month periods ended October 31, 2004 and 2003.

Expenses

Our expenses are reflected in the Interim Consolidated Statements of Operation under the category of Operation Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The most significant component of expenses which has contributed to the our net operating losses is project expense, representing approximately 74 % of expense for the six-month period ended October 31, 2004, and approximately 88% for the six-month period ended October 31, 2003. Project expenses for the three month period ended October 31, 2004 were approximately 81% of overall expenses as compared to approximately 99% for the three-month period ended October 31, 2003. Operating expenses during the six-month period ended October 31, 2004 increased by $149,706 over the corresponding period of the prior year, reflecting a 79.6% increase. However, for the three-month period ended October 31, 2004, our operating loss was only $57,584 as compared to our operating loss of $140,307 for the same period in the prior year. We have an exploration Canadian tax credit receivable of $42,917 as of October 31, 2004. For the three and six month periods ended October 31, 2004 there were no capital expenditures.

Liquidity and Capital Resources

During the six-month period ended October 31, 2004, we raised an additional $100,000 through the issuance of promissory notes which may be converted into common shares not less than one year after the date of issuance and $182,102 through the issue of demand promissory notes which have no conversion feature. No issue of shares took place during the six month period ended October 31, 2004, as compared with our private placement of shares yielding equity investment of $155,624 in the prior corresponding period.

Accounting Pronouncement and Policies:

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for the year ended April 30, 2004. As of October 31, 2004, we were not aware of any additional pronouncements that materially affect our financial position or results of operations.

RISK FACTORS

1.    WE DO NOT HAVE AN OPERATING BUSINESS

Yukon Gold has rights in certain mineral claims located in the Yukon Territories, Canada. To date we have done limited exploration of the property covered by our mineral claims. We do not have a mine or a mining business of any kind. There is no assurance that we will develop an operating business in the future.

2. WE HAVE NO SOURCE OF OPERATING REVENUE AND EXPECT TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF WE ARE ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, we have no source of revenue, we have minimal working capital and we do not have any arrangements to obtain additional financing. We do not have enough working capital to carry out our exploration program or to meet our contractual commitments. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

      - further exploration of the property covered by our mineral claims and the results of that exploration;

      - our ability to raise the capital necessary to conduct this exploration and preserve our interest in the mineral claims; and

      - our ability to establish a mining operation, if there are economically viable mineral deposits covered by our mineral claims, and then operate this mine in a profitable manner.

Because we have no operating revenue, we expect to incur operating losses in future periods as we continue to expend funds to explore the Mount Hinton Property. Failure to raise the necessary capital to continue exploration will cause us to go out of business and you could loose all of your investment.

3. WE HAVE NO KNOWN GOLD OR OTHER MINERAL RESERVES AND WE CANNOT ASSURE YOU THAT WE WILL FIND SUCH RESERVES.

We have not identified any gold or other commercial mineral reserves on the property covered by our mineral claims and we cannot guarantee that we will ever find any. If we do not find commercially viable mineral reserves we will probably be unable to continue doing business. If this were to occur you could lose part or all of your investment.

4. IF WE DEVELOP A GOLD OR OTHER MINERAL RESERVE, THERE IS NO GUARANTEE THAT PRODUCTION WILL BE PROFITABLE.

Even if we find a gold or other commercial minerals reserve, there is no assurance that we will be able to mine them or that a mining operation would be profitable. If we do not find gold or other commercial minerals you could loose part or all of your investment.

5. WE WILL NEED ADDITIONAL FINANCING FOR EXPLORATION TO DETERMINE IF THERE IS GOLD OR OTHER COMMERCIAL MINERALS ON OUR CLAIMS.

Our viability as an operating business will depend on our ability to raise additional capital. We have no commitments from others to provide additional funds to us, except as described herein. If we are unable to raise additional capital or secure financing, we will be unable to continue and you could lose your entire investment.

6. WE MUST MAKE REGULAR ONGOING INVESTMENTS IN ORDER TO MAINTAIN OUR MINERAL CLAIMS.

We have an option agreement with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the mineral claims described in this prospectus. Our agreement with the Hinton Syndicate requires us to make regular ongoing investments totaling CDN$5.6 or US$4.284 million in order to earn a 75% interesting the claims and we must invest CDN$1,500,000 or US$1,147,754 plus option payments to earn any interest at all. If we fail to make these investments, we will not earn an interest in the mineral claims. This could result in the loss of all or part of your investment.

Our agreement with the Hinton Syndicate requires us to meet two kinds of milestones: (i) target dates for raising capital and (ii) target dates for incurring exploration expenditures. All option payments due prior to July 7, 2005 (CND$250,000 or US$191,250) have been paid by YCG. Further, all exploration expenses due prior to July 7, 2005, totaling CND$725,000 (US$554,625) also have been paid by YGC. Consequently, we have met our obligations under the Hinton Syndicate Agreement that are due prior to July 7, 2005. Exploration expenses incurred in excess of the required amount for a given period as specified in the Hinton Syndicate Agreement can be carried forward and applied to future required exploration expenses. By May 15, 2005, we are required to have available CDN $1,500,000 or US $1,147,754 for exploration expenses to be incurred prior to December 31, 2005 by. This amount can be reduced by any amounts carried forward. Once we have earned the 75% interest we have a further option to purchase the remaining 25% interest for CDN$5,000,000 or US$3,825,847. The Hinton Syndicate is entitled to a 2% net smelter return royalty, which increases to 3% if we buy their 25% interest. Two of our directors, J. Malcolm Slack and Richard Ewing, are members of the Hinton Syndicate.

7. WEATHER INTERRUPTIONS IN THE YUKON TERRITORY MAY DELAY OUR PROPOSED EXPLORATION OPERATIONS.

Weather factors will significantly affect our exploration efforts. We can only work above ground at the Mount Hinton Property from late May until early October of each year, depending upon how early snowfall occurs. Once we are able to work underground, we plan to conduct our exploration year round, however, it is possible that snow or rain could cause roads leading to our claims to be impassible. This could delay work on the project, increase our costs and limit our ability to meet the requirements of the agreement with the Hinton Syndicate, which would adversely affect the value of your investment and our ability to continue in business.

8. WE ARE HIGHLY DEPENDENT UPON OUR OFFICERS AND DIRECTORS AND WE HAVE NO DEFINITIVE AGREEMENTS WITH THEM. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

None of our officers or directors work for us on a full-time basis. There are no proposals or definitive arrangements to compensate our officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. Three of our directors are officers or directors of other companies in similar exploration businesses. Another director, through his company, performs general contracting work for other companies in the mineral exploration business in the Yukon Territory. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to our business as against their other business projects, which may be competitive, or where they will allocate new business opportunities. Also, we have no key man life insurance policy on any of these individuals. The loss of one or more of these officers or directors could adversely affect our ability to carry on business and could reduce the value of your investment.

9.    WE COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

We could face delays in obtaining permits to operate on the property covered by the claims. Such delays, could jeopardize financing , if any is available, in which case we would have to delay or abandon work on the Mount Hinton Property. This could result in the loss of all or part of your investment.

10. THE NUMBER OF UNREGISTERED AND FREELY TRADABLE SHARE OF OUR COMMON STOCK COULD DEPRESS THE TRADING PRICE OF OUR COMMON STOCK.

The outstanding shares of common stock covered by our prospectus dated December 3, 2004 represent approximately 49.50% of the 8,815,508 common shares outstanding as of the date of this report. Of the shares not covered by our prospectus, 275,076 shares may be re-sold by their respective holders at any time without registration under the Securities Act of 1933 and the remaining 4,070,949 will be eligible to be sold after they have been held for one year. Consequently, a large number of shares could become available for sale if a trading market develops and this could cause the trading price of our shares to decline, thereby adversely affecting the value of your investment.

11.   GOING CONCERN QUALIFICATION

Our auditors have included a "going concern" qualification in their report to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and locate ore reserves, as to which there can be no assurance, we may not be able to continue our operations. In addition, the existence of the "going concern" qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

12. THERE IS NO MARKET FOR OUR SECURITIES AT THIS TIME AND THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

Our common stock does not have a public market. We do not know if a public market for our common stock will exist in the future. Our common stock is considered a "penny stock" and the sale of our stock by you will be subject to our having a market maker for our common stock and the "penny stock rules" of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, any market that develops for our shares could be illiquid and there could be delays in the trading of our stock which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

13. COMPANY'S CONTINGENT LIABILITY FOR POSSIBLE VIOLATION OF REGISTRATION REQUIREMENTS OF SECURITIES ACT.

Subsequent to the filing with the Securities and Exchange Commission of the registration statement of which this Prospectus is a part, Yukon Gold borrowed from a single accredited investor $56,250.00 subject to a promissory note which permitted the holder of the note to convert the note into shares of common stock and warrants of the Company at a future date and which also permitted Yukon Gold to convert the note into shares of common stock and warrants at a futures date. Yukon Gold believed that this transaction was exempt from registration under
Section 5 of the Securities Act of 1933 (the "Act") by reason of the provisions of Section 4(2) of the Act and Regulation D, Rule 506 thereunder. It is possible
- but not conceded by Yukon Gold - that such exemptions from registration were not available to Yukon Gold because of the public nature of the registration statement.

Should no exemption from Section 5 registration have been available for such transaction, Yukon Gold could be held liable under Section 12(1) of the Act to the note holder for the purchase price of the note, with interest thereon, less any income received thereon, upon the tender of the note to the Company, or for damages if the note holder no longer owns the note. Such an action would have to be brought in a court within one year after the purchase of the note. To the extent that any such actions should be filed and successfully litigated, Yukon Gold's operations, plans and ability to finance business operations would be adversely affected.

DISCLOSURE CONTROLS AND PROCEDURES

In connection with our compliance with securities laws and rules, our Secretary/Treasurer evaluated our disclosure controls and procedures on October 31, 2004. He has concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

We are not a party to any pending legal proceeding or litigation and none of our property is the subject of a pending legal proceeding.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF ROCEEDS:

      None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

      None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      None.

ITEM 5: OTHER INFORMATION:

Negotiation to Acquire Additional Mineral Claims

The Company has entered into negotiations with Medallion Capital Corp. a company owner by Stafford Kelley an officer and director of the Company to acquire 402 mineral claims known as the Marg Property in the Mayo Mining District of the Yukon Territory. Based on an Assessment of Mineral Reserve prepared by Franzen Mineral Engineering Ltd. in 1997 for a former owner the claims contain a resource of 6,100,000 tons with an average grade of 1.76% Copper, 2.46% Lead, 4.6% Zinc, 1.1 grams per ton Gold and 69.1 grams per ton Silver. In acquiring the property Medallion Capital Corp. agreed to assign the purchase agreement to Yukon Gold Corporation, Inc. on or before March 12, 2005 at its cost. The terms of the purchase are

      1st year CDN$150,000 or US$123,153 plus 133,333 common shares

      2nd year CDN$ 50,000 or US$ 41,051 plus 133,333 common shares

      3rd year CDN$100,000 or US$ 82,102 plus 133,334 common shares

      4th year CDN$100,000 or US$ 82,102

      5th year CDN$200,000 or US$164,204 The 5th year payment is payable in cash or stock at the Purchasers option.

A further CDN$1,000,000 or US$821,020 is payable in cash or stock when the property reaches production.

If the Company is unable to raise the initial payment of CDN$150,000 or US$123,153 they will be unable to acquire the property.

Additional Borrowing

On December 8, 2004 the Company borrowed $81,750 from two accredited investors pursuant to promissory notes which permit the holders of the notes, at their option, to convert the loan to common shares of Yukon Gold no less than one year from the date of issuance of the notes. The notes bear interest at 2% per annum. The notes mature on the date that is one year and 9 days from the date of issuance of the notes. The notes if converted are convertible at the rate of $0.75 for one common share and a half share plus a purchase warrant. Each such warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

Efforts to Obtain Additional Equity Investment

Yukon Gold entered into an Engagement Letter dated December 24, 2004 with IBK Capital Corp. ("IBK") of Toronto, Ontario, Canada, pursuant to which in IBK was engaged to raise additional equity investment for the company on a best efforts basis outside the United States in the amount of CDN $2,800,000 or US $2,298,851. The engagement requires Yukon Gold to pay a work fee of CDN $25,000 or US $20,525.45 On December 7, 2004, Yukon Gold paid CDN$ 12,500 or US$ 10,262.73,and is required to pay CDN $ 12,500 or US $10,262.73 plus out of pocket expenses is payable to IBK on January 1, 2005.

ITEM 6: EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)

31.1  Certification of Chief Executive Officer.

31.2  Certification of Chief Financial Officer.

32.   Certificate of Chief Executive Officer and Chief Financial Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 14, 2004                /s/ Stafford Kelley
                                        ----------------------------------------
                                        Stafford Kelley
                                        Director and Secretary