Form 10QSB
period 2005-01-31
YUKON GOLD CORP INC
filed 2005-03-17
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED January 31, 2005

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

                   YES |X|                            NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                          Outstanding As of January 31, 2005
     Common Stock $ .001 par value                    8,815,508

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                TABLE OF CONTENTS
                                                                         Page No


Interim Consolidated Balance Sheets as of January 31, 2005 and
  April 30, 2004                                                            1-2

Interim Consolidated Statements of Operations for the 9 months and
  3 months ended January 31, 2005 and January 31, 2004                        3

Interim Consolidated Statements of Cash Flows for the 9 months ended
  January 31, 2005 and January 31, 2004                                       4

Interim Consolidated Statements of Changes in Stockholders'
  (Deficiency) Equity for the 9 months ended January 31, 2005
  and the year ended April 30, 2004                                           5

Condensed Notes to Interim Consolidated Financial Statements                6-9

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at January 31, 2005 and April 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                        January 31,    April 30,
                                                           2005           2004
                                                             $              $

                                ASSETS
CURRENT ASSETS

    Cash and cash equivalents                             92,917         134,925
    Prepaid expenses and other                            33,214           8,583
                                                         -------         -------

                                                         126,131         143,508

DEFERRED FINANCING COST                                   23,777              --

PROPERTY, PLANT AND EQUIPMENT                              5,148           5,478
                                                         -------         -------

                                                         155,056         148,986
                                                         =======         =======

          See condensed notes to the consolidated financial statements.


APPROVED ON BEHALF OF THE BOARD

/s/ Warren Holmes
Warren Holmes, Director

/s/ Stafford Kelley
Stafford Kelley, Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at January 31, 2005 and April 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)
                                                        January 31,    April 30,
                                                           2005          2004
                                                             $             $

                                LIABILITIES

CURRENT LIABILITIES

    Accounts payable and accrued liabilities               24,782        30,686

    Convertible promissory notes                          256,750            --

    Demand promissory notes                               180,567            --
                                                       ----------      --------

                                                          462,099        30,686
                                                       ----------      --------

                 SHAREHOLDERS' (DEFICIENCY) EQUITY

CAPITAL STOCK                                                 882           882

ADDITIONAL PAID-IN CAPITAL                                697,299       697,299

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)              (2,097)      (12,192)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE      (1,003,127)     (567,689)
                                                       ----------      --------


                                                         (307,043)      118,300
                                                       ----------      --------

                                                          155,056       148,986
                                                       ==========      ========

         See condensed notes to the consolidated financial statements.


YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the 9 months and 3 months ended January 31, 2005 and January 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                             For the        For the       For the       For the
                                                             9 months      9 months       3 months     3 months
                                              Cumulative      ended         ended          ended        ended
                                                since       January 31,   January 31,   January 31,  January 31,
                                              inception        2005         2004           2005          2004

                                                 $                $          $              $              $

REVENUE                                              --            --            --            --            --
                                             ----------     ---------     ---------     ---------     ---------
OPERATING EXPENSES

    General and administration                  360,265       215,314        53,423        83,410        31,034
    Project expenses                            707,062       263,257       336,931        13,924       171,918
    Exploration Tax Credit                      (67,156)      (44,012)           --            --            --
    Amortization                                  2,956           879           958           308           270
                                             ----------     ---------     ---------     ---------     ---------

TOTAL OPERATING EXPENSES                      1,003,127       435,438       391,312        97,642       203,222
                                             ----------      --------      --------       -------      --------

LOSS BEFORE INCOME TAXES                     (1,003,127)     (435,438)     (391,312)      (97,642)     (203,222)

    Income taxes                                     --            --            --            --            --
                                             ----------     ---------     ---------     ---------     ---------

NET LOSS                                     (1,003,127)     (435,438)     (391,312)      (97,642)     (203,222)
                                             ----------     ---------     ---------     ---------     ---------

Earnings per share - basic and diluted                          (0.05)        (0.07)        (0.01)        (0.02)
                                                            ---------     ---------     ---------     ---------

Weighted average common shares outstanding                  8,815,508     5,328,772     8,815,508     8,354,638
                                                            ---------     ---------     ---------     ---------

         See condensed notes to the consolidated financial statements.


YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the 9 months ended January 31, 2005 and January 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)
                                                                     For the      For the
                                                                     9 months     9 months
                                                   Cumulative         ended        ended
                                                     since          January 31,  January 31,
                                                   inception           2005         2004

                                                       $                 $            $

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                        (1,003,127)     (435,438)     (391,312)
    Items not requiring an outlay of cash:
      Amortization                                      2,956           879           958
      Shares issued for property payment              114,242            --       114,242
      Increase in prepaid expenses and deposits       (31,630)      (23,726)      (11,896)
      Increase in accounts payable and accrued
          liabilities                                  24,293        (5,904)        2,767
      Increase) in deferred financing cost            (23,777)      (23,777)           --
                                                    ---------      --------      --------

NET CASH USED IN OPERATING ACTIVITIES                (917,043)     (487,966)     (285,241)
                                                    ---------      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment          (6,784)           --            --
                                                    ---------      --------      --------

NET CASH USED IN INVESTING ACTIVITIES                  (6,784)           --            --
                                                    ---------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments from a shareholder                       1,180            --         7,836
    Proceeds from issuance of shares                  583,939       428,734

    Proceeds from Convertible promissory note         256,750       256,750            --
    Proceeds from Demand promissory notes             180,567       180,567            --
                                                    ---------      --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES           1,022,436       437,317       436,570
                                                    ---------      --------      --------

EFFECT OF FOREIGN CURRENCY EXCHANGE
    RATE CHANGES                                       (5,692)        8,641       (12,294)
                                                    ---------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FOR THE YEAR                            92,917       (42,008)      139,035

    Cash and cash equivalents, beginning of year           --       134,925        20,756
                                                    ---------      --------      --------


CASH AND CASH EQUIVALENTS, END OF 9 MONTHS             92,917        92,917       159,791
                                                    =========      ========      ========

INCOME TAXES PAID                                                        --            --
                                                                   ========      ========
INTEREST PAID                                                         3,495            --
                                                                   ========      ========

         See condensed notes to the consolidated financial statements.


YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Financial Statements of Changes in Stockholders'
(Deficiency) Equity
For the 9 months ended January 31, 2005 and the year ended
April 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)
                                                                               Deficit,
                                                                             accumulated                  Accumulated
                                  Number of        Common      Additional     during the                    Other
                                    Common         Shares        Paid-in     exploration  Comprehensive  Comprehensive
                                    Shares         amount        Capital        stage     Income (loss)  Income (loss)
                                 -----------      --------   -------------  ------------- ------------- ---------------
                                                     $            $               $             $             $

Balance as of April 30, 2003      2,833,377       154,063         1,142     (124,783)           --           604

Issuance of Common shares         1,435,410       256,657            --           --            --            --
Issuance of warrants                     --            --         2,855           --            --            --
Shares repurchased                 (240,855)       (5,778)           --           --            --            --
Recapitalization pursuant to
   reverse acquisition            2,737,576      (404,265)      404,265           --            --            --
Issuance of Common shares         1,750,000           175       174,825           --            --            --
Issuance of Common shares
   for property payment             300,000            30       114,212           --            --            --
Foreign currency translation             --            --            --           --       (12,796)      (12,796)
Net loss for the year                    --            --            --     (442,906)     (442,906)           --
                                  ---------      --------       -------   ----------      --------       -------

Balance as of April 30, 2004      8,815,508           882       697,299     (567,689)     (455,702)      (12,192)

Foreign currency translation             --            --            --           --        10,095        10,095
Net loss for the 9 months                --            --            --     (435,438)     (435,438)           --
                                  ---------      --------       -------   ----------      --------       -------

Balance as of January 31, 2005    8,815,508           882       697,299   (1,003,127)     (425,343)       (2,097)
                                  =========      ========       =======   ==========      ========       =======

         See condensed notes to the consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

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

      2.    NATURE OF OPERATIONS AND GOING CONCERN

            The Company was incorporated in the State of Delaware on May 31, 2000 under the name, "Realdarts International, Inc." On August 4, 2000, the Company changed its name to "Optima 2000, Inc." and on August 29, 2000 the Company again changed its name to "Optima International, Inc." On September 27, 2000 the Company changed its name again to "Optima Global Corporation." On February 2, 2001, the Company merged with a Florida corporation that was pursuing rights to an electronic scoreboard and the Company was the surviving corporation. In connection with that merger, the Company issued shares of its common stock to the shareholders of the Florida Corporation on a one-for-one basis. On November 27, 2002, the Company changed its name to Take 4, Inc. and then on October 29, 2003 the Company became Yukon Gold Corporation, Inc.

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

      3.    REVERSE ACQUISITION

            On November 17, 2003, the Company concluded a series of transactions whereby it acquired 100% of the common shares of YGC. In consideration for this acquisition, the Company issued 4,027,932 Common shares to the former shareholders of YGC, which represented 59.5% of the outstanding common shares of the Company on that date.

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

      4.    COMMITMENTS AND CONTINGENCIES

            On July 7, 2002, YGC acquired a group of mining claims in the Mount Hinton area of the Yukon Territory in Canada from the Hinton Syndicate, a claim group controlled by four individuals, two of whom are directors of the Company. The agreement contains several specific conditions, which are summarized below:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

      4.    COMMITMENTS AND CONTINGENCIES (contd)

            The Company has to provide for yearly-shared property payments and work program expenses amounting to $4,511,763 (CDN$5,600,000) over a period of five years. In return, the Company will earn an interest in the mining claims at a rate of 25% after work program expenditures of $1,208,508 (CDN$1,500,000), 50% after $2,014,180
            (CDN$2,500,000) and 75% after $4,028,360 (CDN$5,000,000). The
            Company was required to incur work program expenses of $311,818 (CDN$400,000) prior to July 7, 2004. The actual expenditures incurred to July 7, 2004 were $563,330 (CDN$722,640), allowing a credit of $251,512 (CDN$322,640) towards future required program expenses and the Company is required to incur $253,352 (CDN$325,000) between July 7, 2004 and July 7, 2005. Of this amount $251,512 (CDN$322,640) has been carried forward from amounts spent prior to July 7, 2004. The Company is required to incur $1,208,508 (CDN$1,500,000) between July 7, 2005 and July 7, 2006 and $2,235,740
            (CDN$2,775,000) between July 7, 2006 and July 7, 2007, less any amounts credited from over expenditures in previous periods.

            - The Company has made the first three (3) property payments totaling $194,886 (CDN$250,000) and is required to pay $120,850 (CDN$150,000) on July 7, 2005 and $161,134
                  (CDN$200,000) on July 7, 2006. The property payments, work program expenses and earned interest can be accelerated.

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

            - After the Company has earned its 75% interest, the agreement provides for a joint venture to be set up for future financing to be shared with the Hinton Syndicate. The Company will also have a further option to acquire the remaining 25% interest by buying-out the Hinton Syndicate for $4,028,360 (CDN$5,000,000).

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

            - If the Company fails to make the required property payment and incur at least $1,208,508 (CDN$1,500,000) in program expenses during 2005, it may not earn any interest in the claims. The Company will be required to raise additional funds to meet these obligations.

      5.    CONVERTIBLE PROMISSORY NOTES

            On May 14, 2004 the Company issued a convertible promissory note to one accredited investor for $56,250. The note bears interest at 2% per annum. The note is convertible at the earlier of one year or the effective date of the registration statement filed with the Securities and Exchange Commission. The note is convertible at the option of the investor or the Company into 75,000 shares of common stock and 37,500 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before December 31, 2005. On September 15, 2004 the board of directors passed a resolution extending the expiry date of the warrants under the Convertible Promissory Note to June 30, 2006.

            On October 15, 2004 the Company received $43,750 from two accredited investors and issued convertible promissory notes as security for the money received. The notes bear interest at 2% per annum. The notes are convertible on their maturity which is one year and 9 days from the date of issue at the option of the lender. The notes, if converted, are convertible at the rate of $0.75 for one common share and half a share-purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

      5.    CONVERTIBLE PROMISSORY NOTE (con't)

            On December 8, 2004 the Company received $81,750 from two accredited investors and issued convertible promissory notes as security for the money received. The notes bear interest at 2% per annum. The notes are convertible on their maturity which is one year and 9 days from the date of issue at the option of the lender. The notes, if converted, are convertible at the rate of $0.75 for one common share and half a share-purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

            On January 11, 2005 the Company received $75,000 from an accredited investor, and issued a convertible promissory note in consideration for the money received. The note bears interest at 2% per annum. The note is convertible on its maturity which is one year and 9 days from the date of issue at the option of the lender. The note, if converted, is convertible at the rate of $0.75 for one common share and half a share-purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

      6.    DEMAND PROMISSORY NOTES

            a) On June 25, 2004 the Company issued an unsecured demand promissory note to a shareholder, J. L. Guerra Jr., for $100,000. The note is non-interest bearing and due on demand. The Company agreed to pay a financing fee of $5,000.

            b) On June 28, 2004 the Company issued an unsecured demand promissory note to a shareholder, Stafford Kelley an officer and director, for $80,567 (CDN$100,000). The note is non-interest bearing and due on demand. The Company agreed to pay a financing fee of $3,898 (CDN$5,000).

      7.    DEFERRED FINANCING COST

            On November 24, 2004 the Company entered into an agreement with IBK Capital Corp. ("IBK") to raise, on a best efforts basis, up to $2.17 million (CDN$2.7 million) of equity capital by way of private placement. Under the terms of the engagement the Company paid IBK $10,590 (CDN$12,500) on December 1, 2004 and $10,222 (CDN$12,500) on
            January 4, 2005 as a non-refundable Work Fee, which will be deducted from a 9% commission payable on successful completion of the financing. The Company also advanced $2,965 (CDN$3,500) towards out-of-pocket expenses. In addition IBK is entitled to share purchase warrants equal to 10% of the total amount received by the Company divided by the offering price per share. Each warrant will entitle the holder to acquire one common share at the offering price for a period of two years following the closing of the financing. The final offering price has not been established as of the date hereof. This entire non-refundable work fee and out-of pocket expense payment totalling $23,777 (CDN$28,500) is shown as deferred financing cost in the Balance Sheet.

      8.    STOCK OPTIONS

            On December 15, 2004, The Board of Directors resolved to grant stock options totalling 1,750,000 to its seven Officers and Directors. These options are for a term of two (2) years from the date of issue and shall vest at the rate of 1/24 of the total options granted each month. If any of the parties resigns, is not re-elected or is discharged from the company during the term of the Options, any unvested portion of the options shall be cancelled. The exercise price of the options is US$0.75 per share.

            On January 5, 2004, The Board of Directors resolved to grant employee stock options totalling 84,000 to three of its employees and consultants. These options shall be for a term of two (2) years from the date of issue and shall vest at the rate of 1/12 each month during the first 12 months of the term. The exercise price is US$0.75 per share.

            These options are subject to the terms of the Corporation 2003 Stock Option Plan.

            No stock-based compensation cost has been recognized in the financial statements, as the Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)


      8.    STOCK OPTIONS (cont'd)

            Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

            As required by FAS 123, the pro-forma impact of these stock options on the operations of the Company will be reflected in the Company's 10KSB annual filing. In addition, the Company will evaluate the impact of FAS 123(R) on its operations for the fiscal 2006 year.

      9.    SUBSEQUENT EVENTS

            a)    Conversion of Promissory Note

            On March 3, 2005 the Company issued 76,204 common shares and 37,500 warrants to David J. and Kathy J. Rittmueller upon conversion of their Promissory Note in the principal amount of $56,250 plus interest of $903. These shares were issued at $0.75 per share and each warrant is exercisable for one common share at $1.25 on or before June 30, 2006.

            b)    Acquisition of the Marg Property

            The Company acquired from Medallion Capital Corp. ("Medallion"), an entity controlled by Stafford Kelley an officer and director, all of Medallion's rights to purchase and develop the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the central Yukon Territory of Canada. The price paid by the Company was Medallion's cost to acquire the interest. The Acquisition was agreed to in principle on March 1, 2005 and finalized on March 4, 2005.

            The rights acquired by the Company arise under a Property Purchase Agreement between Medallion and Atna Resources Ltd. ("Atna"), hereinafter referred to as the "Marg Acquisition Agreement." Under the terms of the Marg Acquisition Agreement, Medallion paid $120,851 (CDN$150,000) cash and committed to deliver to Atna 133,333 common shares of Yukon Gold. The Company has assumed all of the rights and obligations of Medallion under the Marg Acquisition Agreement, including the obligation to issue common stock. The Company has agreed to make subsequent payments under the Marg Acquisition Agreement of: (i) $40,284 (CDN$50,000) cash and an additional 133,333 common shares of Yukon Gold on or before December 12, 2005;
            (ii) $80,567 (CDN$100,000) cash and an additional 133,334 common shares of Yukon Gold on or before December 12, 2006; (iii) $80,567 (CDN$100,000) cash on or before December 12, 2007; and (iv) $161,134 (CDN$200,000) in cash and/or common shares of Yukon Gold (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production, at the Marg Property, the Company will pay to Atna $805,670 (CDN$1,000,000) in cash and/or common shares of Yukon Gold, or some combination thereof to be determined.

            c)    Loan Agreement (cont'd)

            On March 1, 2005 the Company entered into a Loan Agreement with Medallion Capital Corp. ("Medallion") under which it promised to pay Medallion on demand $201,418 (CDN$250,000). The loan bears interest at 9% per annum payable monthly. Medallion cannot demand payment prior to May 29, 2005. In the event that the Company is unable to pay the outstanding principal amount, it has a 120-day cure period. The obligation of the Company under the Loan Agreement is secured by all of its rights in and to the Marg Acquisition Agreement. In the event of a default that exceeds the 120-day cure period, Medallion shall be entitled to take back the Marg Property and, in conjunction with Yukon Gold, would then have an additional 120 days to liquidate its interest in the Marg Acquisition Agreement with the proceeds to be applied to the transaction costs of such sale and satisfaction of obligations to Medallion under the Loan Agreement. Any surplus would remain with Yukon Gold. In the event that such interest could not be satisfactorily liquidated, Medallion would then be entitled to retain the interest in the Marg Property, in full satisfaction of the Company's obligations under the Loan Agreement. Medallion is owned and controlled by Stafford Kelley, Secretary and a Director of the Company. The $201,418 (CDN$250,000) loan amount is made up of $80,567 (CDN$100,000) advanced to the Company on June 28, 2004 by Stafford Kelley (see note 6 (b)) and $120,851 (CDN$150,000) advanced to Atna Resources Ltd. for the Marg Property. Mr. Kelley's $80,567 (CDN$100,000) loan was assigned to Medallion and that note has been cancelled. Mr. Kelley is still entitled to the $3,898 (CDN$5,000) financing fee related to this loan.

            The Board of the Company assigned the negotiation of the transaction to acquire the Marg Property to the Audit Committee of the Board. The Audit Committee does not include Mr. Kelley. The Audit Committee independently reviewed and negotiated the terms of the transaction, including the Loan Agreement. The purchase price paid by the Company for the Marg Property equaled Medallion's cost to acquire it.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                              FOR THE YEAR TO DATE

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

Overview. The following discussion and analysis is intended to help you understand our financial condition and results of operations for the three months and nine months ended January 31, 2005. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements for the year ended April 30, 2004.

Description of Business. We are an exploration stage mining company. Our management devotes most of its time to establishing our new business. Our planned principal activities have not yet produced revenues and Yukon Gold has suffered recurring operating losses. We expect these operating losses to continue for so long as we remain in an exploration stage, and thereafter until we establish a profitable mining operation. As at January 31, 2005, we had accumulated losses of $1,003,127. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent in large part upon our raising additional equity or debt financing; receive funding from related parties and controlling shareholders and the future market for the minerals, which may be located in our mineral claims.

Our wholly owned Canadian subsidiary, Yukon Gold Corporation ("YGC"), holds an option from the Hinton Syndicate with whom we have an agreement to acquire a 75% interest in the 273 mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. The claims are located adjacent to the Keno Hill Mining Camp, approximately six miles southeast of Keno City and about 37 miles northeast of the village of Mayo in the Yukon Territory of Canada. The Keno Hill Mining Camp was operated by United Keno Hill Mines Ltd. ("UKHM"), and operated continuously from 1913 to 1989. During much of that time, our claims were held by UKHM which conducted limited exploration work with some success in the mid 1960's and again in the mid 1980's. In 2002 we conducted a program to further evaluate a potential resource on the property. We employed Archer Cathro & Associates (1981) Ltd., a prominent western Canadian geology firm, in 2003 and 2004 to continue the exploration and provide a comprehensive report on the claims. We plan to carry out further exploration in 2005, to further define the potential of an ore resource on the claims. We sometimes refer to our claims collectively in this report as the "Mount Hinton Property." Our claims are registered in the Mining Recorders Office in the Mayo Mining District of the Yukon Territory and give us the right to explore and mine minerals from the property covered by the claims. The primary exploration target is a 1,000 foot wide and over two-mile long mineralized zone containing over 50 identified veins. Mount Hinton is approximately 6,500 ft. above sea level. Our ability to conduct surface exploration at this latitude and elevation is limited to the period each year from late May to late October. Our plan in 2005 is to continue our exploration of the mineralization zone with diamond drilling which may lead to underground exploration and development.

On January 6th, 2005 the Company's shares began trading on the NASDAQ operated Over the Counter Bulletin Board under the Symbol YGDC representing a significant milestone for the Company.

On March 1st, 2005 the Company acquired the Marg Deposit located within 20 miles of the Mount Hinton project. Based on a 1997 Assessment of Mineral Reserves prepared by Franzen Mineral Engineering Ltd. ("Franzen"), the Marg Deposit has a drill indicated resource of 5,527,002 metric tonnes (6,100,000 tons) grading 1.76% copper, 4.60% zinc, 2.46% lead, 62.7 g. of silver and 0.98 g. of gold per ton over an average true width of 6.1metres (20 ft.). (The Franzen report is not 43-101 certified as required in Canada, although Yukon Gold is currently in the process of updating it to meet 43-101 standards). The Thickest and richest intersection, 16.2 metres (53 ft.) true width at the westerly end of the resource averaged 2.82% copper, 2.46% lead, 5.50% zinc, 82.5 g of silver and
1.84 g. of gold per ton. This indicates potential increased massive sulphide thicknesses to the west Open along strike in both directions and down dip, the Company believes this classic base metal deposit has potential for substantial increased tonnage A preliminary evaluation by Yukon Gold's engineers and geologists have determined this outcropping deposit with its favorable topography, resource base and excellent exploration potential, has production potential.

The Company acquired the Marg Deposit from Medallion Capital Corp. ("Medallion"), an entity controlled by Stafford Kelley, an officer and director. The acquisition included all of Medallion's rights to purchase and develop the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the central Yukon Territory of Canada. The price paid by the Company was Medallion's cost to acquire the interest.

The rights acquired by the Company arise under a Property Purchase Agreement between Medallion and Atna Resources Ltd. ("Atna"), hereinafter referred to as the "Marg Acquisition Agreement." Under the terms of the Marg Acquisition Agreement, Medallion paid $120,851 (CDN$150,000) cash and committed to deliver to Atna 133,333 common shares of Yukon Gold. The Company has assumed all of the rights and obligations of Medallion under the Marg Acquisition Agreement, including the obligation to issue common stock. The Company has agreed to make subsequent payments under the Marg Acquisition Agreement of: (i) $40,284 (CDN$50,000) cash and an additional 133,333 common shares of Yukon Gold on or before December 12, 2005; (ii) $80,567 (CDN$100,000) cash and an additional 133,334 common shares of Yukon Gold on or before December 12, 2006; (iii) $80,567 (CDN$100,000) cash on or before December 12, 2007; and (iv) $161,134
(CDN$200,000) in cash and/or common shares of Yukon Gold (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production, at the Marg Property, The Company will pay to Atna $805,670 (CDN$1,000,000) in cash and/or common shares of Yukon Gold, or some combination thereof to be determined.

Discussion of Operations & Financial Condition
Three and Nine months ended January 31, 2005

Revenues

No revenue was generated by Company's operations during the three and nine month periods ended January 31, 2005 and 2004.

Expenses

Our expenses are reflected in the Interim Consolidated Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The most significant component of expenses which has contributed to the our net operating losses is project expense, representing approximately 60 % of expense for the nine-month period ended January 31, 2005, and approximately 86% for the nine-month period ended January 31, 2004. Project expenses for the three month period ended January 31, 2005 were approximately 14% of overall expenses as compared to approximately 85% for the three-month period ended January 31, 2004. General and Administration expenses were $215,265 for the nine-month ended January 31, 2005 as compared to $53,423 for nine month period ended January 31, 2004. The increase was mainly due to the cost of registering the common shares of the Company under the Securities act of 1933 and the Securities Exchange Act of 1934 and obtaining a listing for the shares to trade on the over-the-counter bulletin board maintained by NASDAQ. Operating expenses during the nine-month period ended January 31, 2005 increased by $44,126 over the corresponding period of the prior year, reflecting a 11.3% increase. However, for the three-month period ended January 31, 2005, our operating loss was only $97,642 as compared to our operating loss of $203,222 for the same period in the prior year. For the three and nine month periods ended January 31, 2005 there were no capital expenditures.

Liquidity and Capital Resources

During the nine-month period ended January 31, 2005, the Company raised an additional $56,250 through the issuance of a convertible promissory note due July 1, 2005, bearing interest at 2% per annum and convertible at any time after the Company's registration statement became effective. This convertible promissory note was converted into 76,204 common shares and 37,500 share purchase warrants on March 3, 2005,

The Company also raised in the nine month period ended January 31, 2005 $200,500 through the issuance of convertible promissory notes which may be converted on maturity which is one year and nine days after the date of issuance. These convertible notes bear interest at the rate of 2% per annum.

The Company also raised $180,567 through the issue of demand promissory notes which have no conversion feature and do not bear interest. No issue of shares took place during the nine month period ended January 31, 2005, as compared to the proceeds of $428,734 in the prior corresponding period.

The Company issued 133,333 shares on March 2nd,2005 as part of the initial payment for the Marg Deposit.

On November 24, 2004 the Company entered into an agreement with IBK Capital Corp. ("IBK") to raise, on a best efforts basis, up to $2.17 million (CDN$2.7 million) capital by way of private placement. Under the terms of the engagement the Company paid IBK $10,590 (CDN$12,500) on December 1, 2004 and $10,222 (CDN$12,500) on January 4, 2005 as a non-refundable Work Fee which will be deducted from a 9% commission payable on successful completion of the financing. The Company also advanced $2,965 (CDN$3,500) towards out-of-pocket expenses. In addition IBK is entitled to share purchase warrants equal to 10% of the total amount received by the Company divided by the offering price per share. Each warrant will entitle the holder to acquire one common share at the offering price for a period of two years following the closing of the financing. The final offering price has not been established as of the date hereof.

On March 1, 2005 the Company entered into a Loan Agreement with Medallion Capital Corp. ("Medallion") under which it promised to pay Medallion on demand $201,418 (CDN$250,000). The loan bears interest at 9% per annum payable monthly. Medallion cannot demand payment prior to May 29, 2005. In the event that the Company is unable to pay the outstanding principal amount, it has a 120-day cure period. The obligation of the Company under the Loan Agreement is secured by all of its rights in and to the Marg Acquisition Agreement. In the event of a default that exceeds the 120-day cure period, Medallion shall be entitled to take back the Marg Property and, in conjunction with Yukon Gold, would then have an additional 120 days to liquidate its interest in the Marg Acquisition Agreement with the proceeds to be applied to the transaction costs of such sale and satisfaction of obligations to Medallion under the Loan Agreement. Any surplus would remain with Yukon Gold. In the event that such interest could not be satisfactorily liquidated, Medallion would then be entitled to retain the interest in the Marg Property, in full satisfaction of the Company's obligations under the Loan Agreement. Medallion is owned and controlled by Stafford Kelley, Secretary and a Director of the Company. The $201,418 (CDN$250,000) loan amount is made up of $80,567 (CDN$100,000) (is part of the demand notes referred to above), advanced to the Company on June 28, 2004 by Stafford Kelley and $120,851 (CDN$150,000) advanced to Atna Resources Ltd. for the Marg Property. Mr. Kelley's $80,567 (CDN$100,000) loan was assigned to Medallion and that note has been cancelled. Mr. Kelley is still entitled to the $3,898 (CDN$5,000) financing fee related to this loan.

Accounting Pronouncement and Policies:

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for the year ended April 30, 2004. As of January 31, 2005, we are not aware of any additional pronouncements except FAS 123(R) as explained in Note 8 to the Financial Statements that materially affect our financial position or results of operations.

RISK FACTORS

1. WE DO NOT HAVE AN OPERATING BUSINESS

Yukon Gold has rights in certain mineral claims located in the Yukon Territories, Canada. To date we have done limited exploration on the Mount Hinton property mineral claims. We do not have a mine or a mining business of any kind. There is no assurance that we will develop an operating business in the future.

2. WE HAVE NO SOURCE OF OPERATING REVENUE AND EXPECT TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF WE ARE ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, we have no source of revenue, we have minimal working capital. We do not have enough working capital to carry out our exploration program or to meet our contractual commitments. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

- further exploration and development of the properties covered by our mineral claims and the results of that exploration and development;

- our ability to raise the capital necessary to conduct this exploration and development and preserve our interest in the mineral claims; and

- our ability to establish a mining operation, on our mineral claims, and then operate this mine in a profitable manner.

Because we have no operating revenue, we expect to incur operating losses in future periods as we continue to expend funds to explore and develope the Mount Hinton and Marg Properties. Failure to raise the necessary capital to continue exploration and development will cause us to go out of business and you could loose all of your investment.

3. THERE IS NO GUARANTEE THAT PRODUCTION CAN BE ACHIEVED ON ANY OF OUR PROPERTIES OR THAT IT WILL BE PROFITABLE.

There is no assurance that we will be able to mine ore from the Marg Deposit or the Mount Hinton Property or that a mining operation would be profitable. If we do not mine commercially viable minerals at a profit you could loose part or all of your investment.

4. WE WILL NEED ADDITIONAL FINANCING FOR EXPLORATION AND DEVELOPMENT TO DETERMINE IF WE CAN OPERATE A MINE ON ANY OF OUR PROPERTIES.

Our viability as an operating business will depend on our ability to raise additional capital. We have no firm commitments from others to provide additional funds to us, except as described herein. If we are unable to raise additional capital or secure financing, we will be unable to continue and you could lose your entire investment.

5. WE MUST MAKE REGULAR ONGOING INVESTMENTS IN ORDER TO MAINTAIN OUR MINERAL CLAIMS.

We have an option agreement with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the Mount Hinton Property. Our agreement with the Hinton Syndicate requires us to make regular ongoing expenditures totaling US$4.511 or CDN$5.6 million in order to earn a 75% interesting the claims and we must incur expenditures of US$1,208,507 or CDN$1,500,000 plus option payments to earn any interest at all. If we fail to make these investments, we will not earn an interest in the mineral claims. We also must make future payments and issue common shares to Atna Resources Ltd in order to maintain our interest in the Marg Property. If we are unable to meet these commitments you could loose part or all of your investment

6. WEATHER INTERRUPTIONS IN THE YUKON TERRITORY MAY DELAY OUR PROPOSED EXPLORATION OPERATIONS.

Weather factors will significantly affect our exploration efforts. We can only work above ground at the Mount Hinton Property from late May until early October of each year, depending upon weather conditions. Once we are able to work underground, we plan to conduct our exploration year round, however, it is possible that snow or rain could cause roads leading to our claims to be impassible. This could delay work on the project, increase our costs and limit our ability to meet the requirements of the agreement with the Hinton Syndicate, which would adversely affect the value of your investment and our ability to continue in business.

7. WE ARE HIGHLY DEPENDENT UPON OUR OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

Only one of our officers or directors work for us on a full-time basis. There are no proposals or definitive arrangements to compensate the other officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. Three of our directors are officers or directors of other companies in similar exploration businesses. Another director, through his company, performs general contracting work for other companies in the mineral exploration business in the Yukon Territory. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to our business as against their other business projects, which may be competitive, or where they will allocate new business opportunities. Also, we have no key man life insurance policy on any of these individuals. The loss of one or more of these officers or directors could adversely affect our ability to carry on business and could reduce the value of your investment.

8. WE COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

We could face delays in obtaining permits to operate on our properties. Such delays could jeopardize financing, if any is available, in which case we would have to delay or abandon work on the properties. This could result in the loss of all or part of your investment.

9. THE NUMBER OF UNREGISTERED AND FREELY TRADABLE SHARE OF OUR COMMON STOCK COULD DEPRESS THE TRADING PRICE OF OUR COMMON STOCK.

The outstanding shares of common stock covered by our prospectus dated December 3, 2004 represent approximately 48% of the 9,025,045 common shares outstanding as of the date of this report. Of the shares not covered by our prospectus, 275,076 shares may be re-sold by their respective holders at any time without registration under the Securities Act of 1933 and the remaining 4,314,486 will be eligible to be sold after they have been held for one year. Consequently, a large number of shares could become available for sale and this could cause the trading price of our shares to decline, thereby adversely affecting the value of your investment.

10. GOING CONCERN QUALIFICATION

Our auditors have included a "going concern" qualification in their report filed with our last annual filing to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital, as to which there can be no assurance, we may not be able to continue our operations. The existence of the "going concern" qualification in our auditor's report filed with our last annual filing may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

11. THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

Our common stock is considered a "penny stock" and the sale of our stock by you will be subject to the "penny stock rules" of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, our shares could be illiquid and there could be delays in the trading of our stock which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

In connection with our compliance with securities laws and rules, our Secretary/Treasurer evaluated our disclosure controls and procedures. He has concluded that our disclosure controls and procedures are effective. There have been no significant changes in these controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company has also prepared a Corporate Governance Manual which the Board of Directors is currently reviewing.

Internal financial controls and procedures have been designed under the supervision of our Secretary/Treasurer and reviewed by an independent auditor. The internal financial controls provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements in accordance with generally accepted accounting principles. There have been no significant changes in these controls or in other factors that could significantly affect these controls since they were instituted, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS:

We are not a party to any pending legal proceeding or litigation and none of our property is the subject of a pending legal proceeding.


ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

On March 2nd, 2005 the Company issued 133,333 shares to Atna Resources Ltd. as part of the acquisition cost of the Marg Deposit and 76,204 shares and 37,500 warrants to a lender in satisfaction of a convertible promissory note in the principle amount of $56,250 plus interest of $903.09.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES:

            None.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            None.

ITEM 5:     OTHER INFORMATION:

            None

ITEM 6:     EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)     31.1 Certification of Chief Executive Officer.
        31.2 Certification of Chief Financial Officer.
        32   Certificate of Chief Executive Officer and Chief Financial Officer.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 14, 2005                            /s/ Stafford Kelley
                                                 -------------------
                                                 Stafford Kelley
                                                 Director and Secretary