Form 10KSB
period 2005-04-30
YUKON GOLD CORP INC
filed 2005-08-01
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark one)
|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year April 30, 2005, or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-50427

                          YUKON GOLD CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              98-0413063
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


                            347 Bay Street; Suite 408
                        Toronto, Ontario M5H 2R7, Canada
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 416-865-9790

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.0001 per share

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer had no revenue in the year ended April 30, 2005.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of April 30, 2005 was approximately $6,083,780 based upon the closing price of the issuer's Common Stock reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

As of April 30, 2005, 9,025,045 shares of the issuer's Common Stock were outstanding.

No documents are incorporated by reference into this Form 10-KSB.

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
Item 1.    Description of Business                                            1
Item 2.    Description of Property
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Securities Holders

                                     Part II

Item 5.    Market For Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchase of Equity Securities
Item6.     Management's Discussion and Analysis or Plan of Operation
Item 7.    Financial Statements
Item 8.    Change in and Disagreements With Accountants on
            Accounting and Financial Disclosure
Item 8A.   Controls and Procedures
Item 8B    Other Information

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.   Executive Compensation

Item 11.   Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions
Item 13.   Exhibits
Item 14.   Principal Accountant Fees and Services.

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations ,development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part II., Item 6, "Management's Discussion and Analysis--Risk Factors," and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

Item 1. Description of Business.

In this report, the terms "Yukon Gold", "Company," "we," "us" and "our" refer to Yukon Gold Corporation, Inc. The term "common stock " refers to the Company's common stock, par value $0.0001 per share.

Yukon Gold is an exploration stage mining company. Our objective is to explore and, if warranted and feasible, to develop ore reserves on the mineral claims located: in the Mayo Mining District of the Yukon Territory, Canada which we hold through our wholly owned subsidiary, Yukon Gold Corp., on Ontario, Canada corporation ("YGC"). These mineral claims are in two separate and distinct groups and are referred to herein as the Mount Hinton Property and the Marg Property which lie within 20 miles of each other. All of our exploration activities are undertaken through YGC. There is no assurance that a commercially viable mineral resource exists on the Mount Hinton Property or the mineral resource on the Marg Property can be economically developed. Further exploration and development will be required before a final evaluation of the economics and feasibility is determined.

The Marg Property

Our wholly owned Canadian subsidiary, YGC, in March 2005, acquired from Medallion Capital Corp. ("Medallion") all of Medallion's rights to purchase and develop the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the central Yukon Territory of Canada. The price paid by the Company was Medallion's cost to acquire the interest. Medallion is controlled by a former director of the Company, Stafford Kelley. The Acquisition was agreed to in principal on Mach 1, 2005 and finalized on March 4, 2005. The rights acquired by the Company arise under a Property Purchase Agreement between Medallion and Atna Resources Ltd. ("Atna"), hereinafter referred to as the "Marg Acquisition Agreement." Under the terms of the Marg Acquisition Agreement, Medallion paid CND$150,000 (US$119,189) cash and committed to deliver to Atna 133,333 common shares of Yukon Gold. The Company has assumed all of the rights and obligations of Medallion under the Marg Acquisition Agreement, including the obligation to issue common stock. The Company has agreed to make subsequent payments under the Marg Acquisition Agreement of: (i) CND$50,000 (US$39,356) cash and an additional 133,333 common shares of Yukon Gold on or before December 12, 2005; (ii) CND$100,000 (US$79,460) cash and an additional 133,334 common shares of Yukon Gold on or before December 12, 2006; (iii) CND$100,000 (US$79,460) cash on or before December 12, 2007; and (iv) CND$200,000 (US$158,919) in cash and/or common shares of Yukon Gold (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production, at the Marg Property, in any, the Company will pay to Atna CND$1,000,000 (US$793,966) in cash and/or common shares of Yukon Gold, or some combination thereof to be determined.

The Mount Hinton Property

Our wholly owned Canadian subsidiary, YGC, holds an option from the Hinton Syndicate with whom we have an agreement to acquire a 75% interest in the 273 mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada.

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below.

The scheduled payments are as follows. However, this Agreement with the Hinton Syndicate is the subject of current negotiations between Yukon Gold and the Hinton Syndicate and the payment due from Yukon Gold on July 7, 2005 was not made. Following this description of the Hinton Syndicate Agreement is a description of the proposed terms of an amended agreement under discussion. No amendment has been finalized or executed.

         Property Option Payments

         Due Date           Date Paid
         July 7, 2002       July 7, 2002 (Cash)        CDN$25,000             US$ 19,693

         July 7, 2003       Jan. 23, 2004 (Cash)       CDN$75,000             US$ 59,078
         (payment date was extended to May 2004 and paid in January 2004)

         July 7, 2004       Jan. 31, 2004              CDN$150,000            US$118,157
         (payment made through issuance of shares and warrants)

         July 7, 2005       Not Paid                   CDN$150,000            US$118,157

         July 7, 2006       Not Paid                   CDN$200,000            US$157,542

                            Total                      CDN$600,000            US$472,627
                                                       =================================

         Work Program (Exploration Expenses)

         Required between July 7, 2002 and July 6, 2003 CDN$ 150,000 US$ 118,157 These exploration expenses were incurred in accordance with the terms of the Hinton Syndicate Agreement prior to July 6, 2003.

         Required between July 7, 2003 and July 6, 2004 CDN$ 250,000 US$ 196,928 These exploration expenses were incurred in accordance with the terms of the Hinton Syndicate Agreement prior to December 31, 2003.

         Required between July 7, 2004 and July 6, 2005 CDN$ 325,000 US$ 256,006 These exploration expenses were incurred in accordance with the terms of the Hinton Syndicate Agreement prior to March 31, 2005.

         Required between July 7, 2005 and July 6, 2006     CDN$1,500,000      US$1,181,568

         Required between July 7, 2006 and July 6, 2007     CDN$2,775,000      US$2,185,900

                                            Total           CDN$5,000,000      US$3,938,558
                                                            ===============================


In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Syndicate Agreement. Section 2.2(b) of the Hinton Syndicate Agreement defines the term, "incurred" as follows: "Costs shall be deemed to have been "incurred" when Yukon Gold has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur." Consequently, the term, "incurred" includes amounts actually paid and amounts that Yukon Gold has obligated itself to pay. All exploration expenses due prior to July 7, 2005, totaling CND$725,000 (US$57,1091), have not only been "incurred" but have actually been paid. Under the Hinton Syndicate Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the two remaining periods by May 15 of the year in which the Exploration Expenses are to commence, ie. July 2005 and July 2006.

The Hinton Syndicate Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of CDN$5.6 million or US$4,411,186 by us, our relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Syndicate Agreement, we would control the joint venture. Once the 75% interest is earned, as described above, we have a further option to acquire the remaining 25% interest in the mineral claims for a further payment of CDN$5,000,000 or US$3,938,558.

The Hinton Syndicate Agreement provides that the Hinton Syndicate receive a 2% "net smelter returns royalty." In the event that we exercise our option to buy-out the remaining 25% interest of the Hinton Syndicate (which is only possible if we have reached a 75% interest, as described above) then the "net smelter return royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The "net smelter return royalty" is a percentage of the gross revenue received from the sale of the ore produced from our mine less certain permitted expenses.

The Hinton Syndicate Agreement entitles the Hinton Syndicate to recommend for appointment one member of the board of directors of our subsidiary, YGC. The Hinton Syndicate may only make recommendations for the YGC Board and has no rights with respect to the nomination or election of directors to the board of Yukon Gold.

The Hinton Syndicate Agreements provides both parties (YGC and Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

Subsequent to the Company's fiscal year-end on April 30, 2005, Yukon Gold and the Hinton Syndicate entered into negotiations to amend their agreement. The most significant changes in the Proposed Agreement are as follows:

            (a) The Property Payments would be increased from CDN$600,000 (US$472,627) to CDN$850,000 (US$669,555) and the time to make the payment extended by two (2) years with the July 7, 2005 payment extended to January 2006.

            (b) The Work Program costs would be increased from CDN$5,000,000 (US$3,938,558) to CDN$5,225,000 (US$4,115,794) with no program required in 2005 and the time allowed to incur the full CDN$5,225,000 (US$4,115,794) extended to December 31, 2009.

Item 2. Description of Property

The Marg Property

The Marg property consists of 402 contiguous mineral claims covering approximately 20,000 acres.

Access to the claim group is by helicopter, based in Mayo, located approximately 80 km to the southwest or by small aircraft to a 380 m airstrip located near the Marg deposit. A 50 kilometer winter road from Keno City to the property boundary was completed in 1997. The camp site and some equipment remain in tact at the site.

The ore body at the site contains a total of 5,527,000 metric tonnes of a drill indicated and inferred resource with an average width of 6.0 metres and average grade of 1.76% copper, 2.46% lead, 4.60% zinc, 59.5 grams silver and 1 gram gold per tonne. The ore body is contained in four zones with strike lengths from 650 metres to 1,200 metres.

Yukon Gold believes that exploration potential within the Marg Property is high. Recognition of the structural style of the sheath folds allows the prediction of the location of prospective stratigraphy in the sub-surface. Mapping and prospecting have discovered structural repetitions of the VMS host stratigraphy that contain sulphide occurrences, which highlight the potential for discovery of new zones of massive sulphide mineralization. One previously discovered zone, (the Jane zone on the Marg Property) is hosted by the strike extension of the Marg deposit host rocks, and thickness of the volcanic package and the intensity of alteration appears to be significantly greater than that present in the Marg area, presenting an attractive exploration target. The Marg deposit is open to expansion in most directions, however, geological and litho geochemical data do suggest that the centre of the deposit is up-dip, to the east and has been eroded. The tendency for VMS deposits to cluster, as well as potential for structural repetitions, suggests that the rock sequence hosting the Marg deposit remains highly prospective down-dip and to the west. Deep penetration geophysics or bore-hole geophysics could play a significant role in exploring this favorable stratigraphy.

Present in-ground resources before recovery and processing loss are as follows:

Copper               214,452,973 lbs
Lead                 299,746,769 lbs
Zinc                 560,502,088 lbs
Silver                11,066,715 oz.
Gold                     195,871 oz

The Mount Hinton Property

The Mount Hinton Property consists of 273 mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. Our claims are registered in the Mining Recorders Office in the Mayo Mining District of the Yukon Territory and give us the right to explore and mine minerals from the property covered by the claims. The claims are located adjacent to the Keno Hill Mining Camp, approximately six miles southeast of Keno City and about 37 miles northeast of the village of Mayo in the Yukon Territory of Canada. The Keno Hill Mining Camp was operated by United Keno Hill Mines Ltd. ("UKHM"), and operated continuously from 1913 to 1989. During much of that time, our claims were held by UKHM which conducted limited exploration work with some success in the mid 1960's and again in the mid 1980's. In 2002 we conducted a program to further evaluate a potential resource on the property. We employed Archer Cathro & Associates (1981) Ltd., a local geology firm, in 2003 and 2004 to continue the exploration and provide a comprehensive report on the claims. Mount Hinton has elevations of approximately 6,500 ft. above sea level. Our ability to conduct surface exploration at this latitude and elevation is limited to the period each year from late May to late October.

The primary exploration target at the Mount Hinton Property is a 1,000 foot wide and over two-mile long mineralized zone containing over 50 identified veins. The veins were numbered as discovered and work carried out in the past three seasons has defined a number of these veins as being one continuous vein with minor bedding plane fault offsets. This extended vein is now referred to as the 52 vein and has been traced over a 3,000 foot strike length with further extension probable due to a geochemical anomaly continuing along strike. Surface samples have yielded grades as high as 5 oz. gold and 30 oz. silver per ton. Continuous channel sampling over limited distances where veins could be striped have yielded average grades of 1.25 oz. gold and 19 oz. silver per ton. Our next exploration program is to carry out a geophysical survey over the 52 vein followed by some drilling that will enable the locating of a portal to access the vein underground.

Item 3. Legal Proceedings.

There is no material legal proceeding pending or, to the best of our knowledge, threatened against the Company or its subsidiaries. Item 4. Submission of Matters to Vote of Security Holders. The shareholders of Yukon Gold did not vote on any matters during the year ended April 30, 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of the date of this report, there are 9,025,045 shares of common stock outstanding, held by approximately 578 shareholders of record. We have 537,231 warrants outstanding, which expire on June 30, 2006. Of such warrants, 499,731 warrants entitle the holder to purchase one common share of Yukon Gold for a purchase price of CDN$1.00 or US$0.77 and 37,500 of the warrants entitle the holder to purchase one common share at an exercise price of US $1.25 per share. On March 3, 2005 the Company issued 76,204 common shares and 37,500 warrants for conversion of the a Promissory Note in the principal amount of $56,250 plus interest of $903. These shares were issued at $0.75 per share and each warrant is exercisable for one common share at $1.25 on or before June 30, 2006. In addition, as of March 2, 2005, the Company issued to Atna Resources Ltd 133,333 common shares in connection with the Company's acquisition of the Marg Property. For purposes of this issuance, the Company valued the shares at $0.75 per common share.

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "YGDC ". The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. The high and low bid prices for our common stock beginning when the stock started to trade in January of 2005 are indicated below.

         YEAR            QUARTER           HIGH           LOW
         ----            -------           ----           ---

         2005             First           $1.28          $0.20
         2005            Second           $1.11          $0.60

The above quotations reflect the inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

Our Transfer Agent

We have appointed Olde Monmouth Stock Transfer Company with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey 07716, phone number 732-872-2727, as transfer agent for our shares of common stock. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

Dividends

We have not declared any cash dividends on our common stock. We plan to retain any future earnings, if any, for development of the Company and its assets.

Securities Authorized for Issuance Under Equity Compensation Plans.

On October 28, 2003 Yukon Gold adopted the 2003 Stock Option Plan (the "Plan") under which our officers, directors, consultants, advisors and employees may receive stock options. The aggregate number of shares that may be issued under the Plan is 5,000,000 shares. The purpose of the Plan is to assist Yukon Gold and its subsidiaries and affiliates in attracting and retaining qualified individuals to serve as directors, officers, consultants, advisors, and employees of our company who will contribute to our company's success and to achieve long-term objectives that will inure to the benefit of all shareholders of Yukon Gold. Options granted under the Plan will be either "incentive stock options," intended to qualify as such under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonqualified stock options." For purposes of the Plan, the term "subsidiary" shall mean "subsidiary corporation," as such term is defined in section 424(f) of the Code, and "affiliate" shall have the meaning set forth in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Plan is administered by a Committee of the Board of Directors who will establish the terms under which options are granted.

On December 15, 2004, the Board of Directors granted options to acquire a total of 1,750,000 shares of common stock at an exercise price of US $0.75 per share to seven of the Company's officers and directors. These options have a two-year term from the date of issuance and vest at the rate of 1/24 each month.

On January 5, 2004, the Board of Directors granted options to acquire a total of 84,000 shares of common stock at an exercise price of US $0.75 per share to three of the Company's employees and consultants.

These options have a two-year term from the date of issuance and vest at the rate of 1/12 each month for twelve months.

On May 23, 2005, Yukon Gold filed a registration statement on Form S-8 with the SEC pursuant to which it registered 3,300,000 shares of common stock reserved for issuance upon exercise of options granted pursuant to the Plan.

On June 28, 2005, the Board of Directors granted to each of two Directors 250,000 options to acquire shares of common stock at an exercise price of US $0.55 per share. These options have a two-year term from the date of issuance and vest at the rate of 1/24 each month.

Recent Sales of Unregistered Securities.

On March 3, 2005 the Company issued 76,204 common shares and 37,500 warrants for conversion of the above Promissory Note in the principal amount of $56,250 plus interest of $903. These shares were issued at $0.75 per share and each warrant is exercisable for one common share at $1.25 on or before June 30, 2006. No other issue of shares took place during the twelve months ended April 30, 2005.

Item 6. Management's Discussion and Analysis

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report. Discussion of Operations & Financial Condition Twelve months ended April 30, 2005

Yukon Gold has no source of revenue and has suffered recurring operating losses. We expect these operating losses to continue for so long as we remain in an exploration stage, and perhaps thereafter. As at April 30, 2005, we had accumulated losses of $1,375,835. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent in large part upon our raising additional equity financing.

As described in greater detail below, the Company's major endeavor over the last year has been its effort to raise additional capital to meet its ongoing obligations under the Hinton Syndicate Agreement and the deferred purchase price payments owed to Medallion in connection with the acquisition of the Marg Property. These efforts have been unsuccessful, as of the date of this report. Notwithstanding our difficulties in raising capital, we have continued to have a good working relationship with the Hinton Syndicate. The Hinton Syndicate has not declared a default, although they were entitled to do so, and has continued to work with our management to reach a restructuring of that agreement that will give Yukon Gold more time and flexibility in meeting its deferred payment obligations. The outline of that agreement is described below in "Hinton Syndicate Agreement."

We have also endeavored to raise additional capital form related parties. Those discussions are ongoing.

Revenues

No revenue was generated by Company's operations during the twelve month period ended April 30, 2005 and 2004.

Expenses

Our expenses are reflected in the audited Consolidated Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all acquisition, exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The most significant component of expenses which has contributed to the our net operating losses is project expense, which represents approximately 58% of total expense (excluding adjustment for exploration tax credit) for the twelve-month period ended April 30, 2005, and approximately 73% for the twelve-month period ended April 30, 2004. The single major component of the increase in project expenses ($189,320) was the initial payment of $219,189 for the acquisition of the Marg Property (i.e. issue of 133,333 common shares at $100,000 and issue of promissory note with a face amount of $119,189) which has been expensed as a project cost expense. Operating expenses (prior to adjustment for exploration tax credit) during the twelve-month period ended April 30, 2005 increased by $457,051 over the corresponding period of the prior year. However, after adjusting for exploration tax credit for the twelve-month period ended April 30, 2005, our operating loss was only $805,146 as compared to our operating loss of $442,906 for the same period in the prior year. For the twelve month period ended April 30, 2005 there were no expenditures which have been capitalized..

Liquidity and Capital Resources

Efforts to Obtain Additional Equity Investment

On November 24, 2004 the Company entered into an agreement with IBK Capital Corp. ("IBK") to raise (outside of the U.S.) $2.17 million (CDN$2.7 million) capital by way of private placement. Under the terms of the engagement the Company paid IBK $10,590 (CDN$12,500) on December 1, 2004 and $10,222 (CDN$12,500) on January 4, 2005 as a non-refundable Work Fee which will be deducted from a 9% commission payable on successful completion of the financing. The Company also advanced $2,965 (CDN$3,500) towards out-of-pocket expenses. No funds were raised and this agreement was terminated on March 24, 2005.

On April 18, 2005 the Company entered into an Engagement Letter with Union Securities Ltd. ("Union") under which Union is to raise a total of US$5,721,000 (CDN$7,200,000) by private placement outside of the U.S. of Special Warrants exercisable for up to 5,000 Units at CDN$1.00 per Unit and 2,000 Flow Through Units at CDN$1.10 per Unit.

Each Unit consists of one Common Share and one half a Common Share Purchase Warrant and each Flow Through Unit consists of one Flow Through Common Share and one half a Common Share Purchase Warrant. So-called "Flow Through Shares" entitle a Canadian investor to a tax credit under the Canadian Income Tax Act if the funds raised are spent on exploration of properties in Canada and the Company renounces an equal amount of Canadian Exploration Expense to the investors.

No funds have been raised by Union as of the date of this report.

Hinton Syndicate Agreement

Our failure to raise capital in these financing efforts caused the Company to enter into a renegotiation of the Hinton Syndicate Agreement.

The background of the Hinton Syndicate Agreement is as follows. On July 7, 2002, YGC (our wholly owned subsidiary) acquired a group of mining claims in the Mount Hinton area of the Yukon Territory in Canada from the Hinton Syndicate, a claim group controlled by four individuals. Since the date of the original agreement the claim group has been expanded and now includes 273 claims covering approximately 14,000 acres. We refer to these claims as the "Mount Hinton Property.

Subsequent to the Company's fiscal year end we have been in discussions with the Hinton Syndicate to restructure the Hinton Syndicate Agreement. As part of these negotiations the parties have discussed rescheduling the payment of CND$150,000 (US$118,157) due on July 7, 2005 to January 2, 2006. While these discussions have not been finalized, no default has been declared by the Hinton Syndicate.. The material changes under discussion are as follows.

            (a) The Property Payments would be increased from CDN$600,000 (US$472,627) to CDN$850,000 (US$669,555) and the time to make the payment extended by two (2) years with the July 7, 2005 payment extended to January 2006.

            (b) The Work Program costs would be increased from CDN$5,000,000 (US$3,938,558) to CDN$5,225,000 (US$4,115,794) with no program required in 2005 and the time allowed to incur the full CDN$5,225,000 (US$4,115,794) extended to December 31, 2009.

No amendment to the Hinton Syndicate Agreement has not been executed as of the date of this report.

Convertible Promissory Notes

Yukon Gold has issued the following debt instruments with equity conversion rights.

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

           On March 3, 2005 the Company issued 76,204 common shares and 37,500 warrants for conversion of the above Promissory Note in the principal amount of $56,250 plus interest of $903. These shares were issued at $0.75 per share and each warrant is exercisable for one common share at $1.25 on or before June 30, 2006. No other issue of shares took place during the twelve months ended April 30, 2005.

           On October 15, 2004 the Company received $43,750 from two accredited investors and issued convertible promissory notes as security for the money received. The notes bear interest at 2% per annum. The notes are convertible on their maturity which is one year and seven days from the date of issue at the option of the lender. The notes if converted are convertible at the rate of $0.75 for one common share and half a share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

           On December 8, 2004 the Company received $81,750 from two accredited investors and issued convertible promissory notes as security for the money received. The notes bear interest at 2% per annum. The notes are convertible on their maturity which is one year and seven days from the date of issue at the option of the lender. The notes if converted are convertible at the rate of $0.75 for one common share and half a share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

           On January 11, 2005 the Company received $75,000 from an accredited investor, and issued a convertible promissory note as security for the money received. The note bears interest at 2% per annum. The note is convertible on its maturity which is one year and seven days from the date of issue at the option of the lender. The note if converted is convertible at the rate of $0.75 for one common share and half a share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

Demand Promissory Notes

Yukon Gold has issued the following demand promissory notes.

            a) On June 25, 2004 the Company issued an unsecured demand promissory note to a shareholder for $100,000. The note is non-interest bearing and due on demand. The Company agreed to pay a financing fee of $5,000.

            b) On March 1, 2005 the Company entered into a Loan Agreement with Medallion Capital Corp. ("Medallion") under which it promised to pay Medallion on demand $198,649 (CDN$250,000). The loan bears interest at 9% per annum payable monthly. Medallion cannot demand payment prior to May 29, 2005. In the event that the Company is unable to pay the outstanding principal amount, it has a 120-day cure period. The obligation of the Company under the Loan Agreement is secured by all of its rights in and to the Marg Acquisition Agreement. In the event of a default that exceeds the 120-day cure period, Medallion shall be entitled to take back the Marg Property and, in conjunction with Yukon Gold, would then have an additional 120 days to liquidate its interest in the Marg Acquisition Agreement with the proceeds to be applied to the transaction costs of such sale and satisfaction of obligations to Medallion under the Loan Agreement. Any surplus would remain with Yukon Gold. In the event that such interest could not be satisfactorily liquidated, Medallion would then be entitled to retain the interest in the Marg Property, in full satisfaction of the Company's obligations under the Loan Agreement. Medallion is owned and controlled by Stafford Kelley, a former-Director of the Company. The $198,649 (CDN$250,000) principal amount of the demand note is made up of $79,460 (CDN$100,000) advanced to the Company on June 28, 2004 by Stafford Kelley and $119,189 (CDN$150,000) advanced to Atna Resources Ltd. for the Marg Property. Mr. Kelley's $79,460 (CDN$100,000) loan was assigned to Medallion and that note has been cancelled. Mr. Kelley is still entitled to the $3,973 (CDN$5,000) financing fee related to this loan.

            c) On April 15, 2005 the Company issued an unsecured demand promissory note to a third party for $200,000. This note bears interest at 5% per annum.

Accounting Pronouncement and Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in our Annual Report for the year ended April 30, 2005. As of April 30, 2005, we are not aware of any additional pronouncements except FAS 123(R) as explained in Note 4(1) to the Financial Statements that materially affect our financial position or results of operations.

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

Currently, we have no source of revenue, we have minimal working capital and we do not have any commitments to obtain additional financing. We do not have enough working capital to carry out our exploration program or to meet our contractual commitments. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

            - further exploration of the Mount Hinton Property and the results of that exploration;

            - our ability to raise the capital necessary to conduct this exploration and preserve our interest in these mineral claims; and

            - our ability to raise capital to develop the Marg Property, establish a mining operation, and operate this mine in a profitable manner.

Because we have no operating revenue, we expect to incur operating losses in future periods as we continue to expend funds to explore and develop the Mount Hinton and Marg Properties. Failure to raise the necessary capital to continue exploration and development could cause us to go out of business.

3. IF WE DEVELOP OTHER MINERAL RESOURCES, THERE IS NO GUARANTEE THAT PRODUCTION WILL BE PROFITABLE.

Even if we find other commercial mineral resources, there is no assurance that we will be able to mine them or that a mining operation would be profitable on any of our properties.

4. WE MUST MAKE REGULAR ONGOING INVESTMENTS IN ORDER TO MAINTAIN OUR MINERAL CLAIMS.

We have an option agreement with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the mineral claims described in this report as the "Mount Hinton Property". Our agreement with the Hinton Syndicate requires us to make regular ongoing investments. If we fail to make these investments, we will not earn an interest in these mineral claims. We failed to make a payment due on July 7, 2005 and we are currently renegotiating our agreement with the Hinton Syndicate. There is no assurance that we will be successful. If we fail to reach an agreement with the Hinton Syndicate, we will lose all of our rights in the Hinton Syndicate Property. See "Hinton Syndicate Agreement" above for further detail with respect to the payments to be made to the Hinton Syndicate.

The Company acquired from Medallion Capital Corp. ("Medallion") all of Medallion's rights to purchase and develop the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the central Yukon Territory of Canada. This acquisition also requires the Company to make material deferred payments on December 31 of 2005, 2006 and 2007. If we are unable to raise sufficient capital to make these payments we may lose all of our rights in the Marg Property. See "Description of the Business" for further detail on the payments to be made to Medallion under this agreement.

5. WEATHER INTERRUPTIONS IN THE YUKON TERRITORY MAY DELAY OUR PROPOSED EXPLORATION OPERATIONS.

Weather factors will significantly affect our exploration efforts. We can only work above ground at the Mount Hinton and Marg Properties from late May until early October of each year, depending upon how early snowfall occurs. Once we are able to work underground, we plan to conduct our exploration year round, however, it is possible that snow or rain could cause roads leading to our claims to be impassible. This could delay work on the project, increase our costs and limit our ability to meet the requirements of the agreements which would adversely affect the value of your investment and our ability to continue in business.

6. WE ARE HIGHLY DEPENDENT UPON OUR OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

None of our officers or directors work for us on a full-time basis. There are no proposals or definitive arrangements to compensate the other officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. Three of our directors are officers or directors of other companies in similar exploration businesses. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to our business as against their other business projects, which may be competitive, or where they will allocate new business opportunities. Also, we have no key man life insurance policy on any of these individuals. The loss of one or more of these officers or directors could adversely affect our ability to carry on business.

7. WE COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

We could face delays in obtaining permits to operate on the property covered by the claims. Such delays could jeopardize financing, if any is available, in which case we would have to delay or abandon work on the Properties.

8. THE NUMBER OF UNREGISTERED AND FREELY TRADABLE SHARE OF OUR COMMON STOCK COULD DEPRESS THE TRADING PRICE OF OUR COMMON STOCK.

The outstanding shares of common stock registered for sale in our prospectus dated December 3, 2004 represent approximately 49.52% of the 9,025,045 common shares outstanding as of the date of this report. Of the shares not covered by our prospectus, 275,076 shares may be re-sold by their respective holders at any time without registration under the Securities Act of 1933 and the remaining 4,070,949 will be eligible to be sold after they have been held for one year. Consequently, a large number of shares could become available for sale and this could cause the trading price of our shares to decline, thereby adversely affecting the value of your investment.

9 GOING CONCERN QUALIFICATION

The Company has included a "going concern" qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and locate ore resources, as to which there can be no assurance, we may not be able to continue our operations. In addition, the existence of the "going concern" qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

10. THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

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


Item 7. Financial Statements

See the financial statements and report of Schwartz Levitsky Feldman, LLP set forth in Item 13, which is incorporated herein by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8a Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, he Company's internal control over financial reporting.

                                     Part II

Item 9 Directors and Executive Officers of the Registrant

                               Board of Directors

The following individuals have agreed to sit on the Board of Directors of Yukon Gold. Each director will serve until the next meeting of shareholders or until replaced. Each individual's background is of material importance to Yukon Gold and is described below.

Name                        Position                                  Date of Appointment to The
                                                                      Board of Directors
W. Warren Holmes            Chairman of the Board of Directors and    November 14, 2002
                            Chief Executive Officer
Kenneth Hill                Director                                  December 15, 2004

Rene Galipeau               Director and Chief Financial Officer      December 15, 2004

Howard Barth                Director                                  May 11, 2005

Robert E. Van Tassell       Director                                  May 30, 2005

                                   Management

W. Warren Holmes            Chief Executive Officer

Rene Galipeau               Chief Financial Officer and Principal Financial Officer

Brian Robertson             President

Reorganization of Officers and Directors

On March 29, 2005 the Board of Directors accepted the resignation of J. Malcolm Slack as a director and agreed that he would continue as a Consultant to the Company. The Company agreed that Mr. Slack's options would continue in effect as originally granted. There were no disagreements between Mr. Slack and the board, or between Mr. Slack and the Company, with respect to the Company's operations, policies or practices.

On May 11, 2005 Stafford Kelley resigned as Secretary/Treasurer of the Company and was replaced by Rene Galipeau with the title of Chief Financial Officer. Mr. Galipeau brings an extensive background to the office of CFO. On the same date, Mr. Kelley also resigned as a director and was replaced by Howard Barth, an independent director. There were no disagreements between Mr. Kelley and the board, or between Mr. Kelley and the Company, with respect to the Company's operations, policies or practices.

On May 30, 2005 the board accepted the resignation of Richard Ewing as a director. Mr. Ewing cited the demands of his company, Ewing Transport, as the reason for his decision to resign. There were no disagreements between Mr. Ewing and the board, or between Mr. Ewing and the Company, with respect to the Company's operations, policies or practices. On the same date the board appointed Robert "Dutch" Van Tassell as a director.

Mr. Kelley remains a consultant to the Company and provides services for the day-to-day operations of the business of Yukon Gold and its subsidiary.

Mr. Barth is a chartered accountant and Mr. Van Tassell is a well known geologist with extensive experience in the Yukon Territory.

Of our five directors, three directors are independent directors. The Company believes its new board members add strength to the management team.

The following is a description of each member of our Board of Directors and our President, Brian Robertson.


                  W. Warren Holmes, Director, Chairman and CEO
                                     AGE: 63

      Mr. Holmes studied Mining Engineering at Queen's University, Kingston, Ontario and spent summer vacations working as a miner in the mines of Red Lake, Manitouwadge, and the Porcupine. Upon graduation in l964 he joined Noranda as an Engineer in Training and worked through a series of engineering, supervising and management roles to become General Superintendent of Mines for Pamour Porcupine in l973.

      In l975, with Noranda's support, he returned to university and graduated from the University of Western Ontario, London, Ontario in l977 with an MBA. He continued working with Noranda and became Vice President & General Manager of Pamour Porcupine Mines Limited in l984. He left Pamour and the Noranda Group in l986 to join Falconbridge Limited as Manager of Mines in Sudbury. After working through the senior management roles of Falconbridge - Sudbury, and Falconbridge Kidd Creek, Mr. Holmes was appointed Vice President - Canadian Nickel Operations, and in l999 Senior Vice President - Canadian Mining Operations. Mr. Holmes retired from Falconbridge in July 2002 and joined the Boards of a number of junior mining companies.

      During his career Mr. Holmes has been Chairman of the Ontario Mining Association, The Canadian Industrial Program for Energy Conservation, MIRARCO - a research and development arm of Laurentian University and the Timmins Economic Development Corporation. He has been Vice Chair of The Mining Association of Canada and on the Boards of numerous community, provincial and national organizations.

      Mr. Holmes is CEO, president and a director of Nuinsco Resources Limited and a director of Inmet Mining Limited, Wallbridge Mining Limited and Jaguar Nickel Limited. All of these companies are publicly held companies whose shares are traded on Canadian exchanges and they are in the business of mining and exploration. He is currently President of The Canadian Institute of Mining, Metallurgy and Petroleum; Co-Chair of The Ontario Government's Mining Cluster Initiative. Nuinsco Resources Limited is in the mineral exploration and development business in North America. Mr. Holmes devotes the majority of his time to Nuinsco and provides Yukon Gold with his expertise and time as needed.

                             Kenneth Hill, Director
                                     AGE: 66

      Mr. Hill is the founder of ProMin Consulting Associates Inc., a Canadian company that provides independent consulting and project management services to the global minerals industry. Prior to that, Mr. Hill held senior positions effecting mine design, mine development and mine operations with Inmet Mining Corp., Northgate Exploration Ltd., Dome Mines Ltd. (now Placer Dome Inc.) and J.S. Redpath Ltd. Mr. Hill is a registered professional engineer and graduated with a degree in Geological Engineering from the Michigan Technological University. He also holds a degree in Mining Technology from the Haileybury School of Mines. Mr. Hill has over forty years of experience in the mining industry.

                             Rene Galipeau, Director
                                     AGE: 60

      Mr. Galipeau has thirty-two years of experience in various capacities with companies in the mining industry. He graduated from Niagara College of Applied Arts and Technology with a major in Finance. He was Manager of Taxation for Rio Algom Mines Ltd. from 1972 to 1974. Following that, he was Assistant Manager, Taxation, Manager, Taxation, Controller, Vice President of Finance, Canadian Metals Division, of Hudson Bay Mining and Smelting Co. Ltd. from 1974 to 1981. He was Director of Taxation and Corporate Development at Little Long Lac Gold Mines Ltd. (LAC Minerals) from 1981to1982. He was then Vice President of Trading and Corporate Development Inspiration Resources Inc. (the parent of Hudson Bay Mining in New York) from 1982 to 1985. Following that he was Vice President of Finance and CFO of Belmoral Mines Ltd. from 1985 to 1990. He was Vice President of Finance and CFO at Deak Resources Ltd. from 1990 to 1993. Following that he was Vice President of Finance and CFO of Black Hawk Mining Inc. from 1993 to 1995. He was then Vice President of Finance and CFO, Senior Vice President of Marketing and Finance, CFO and then Executive Vice President and CFO of Breakwater Resources Ltd. from 1993 to 2004. Mr. Galipeau has been a director of eight public mining companies and currently sits on the board of Nuinsco Resources Limited as Chairman.

                             Howard Barth, Director
                                     AGE: 53

Mr. Barth graduated with a B.A. in Geography at York University, in Toronto, Ontario. He continued his studies at York University through the Schulich School of Business and graduated with a Masters degree in Business Administration in 1976. Upon graduation Mr. Barth worked for William Eisenburg & Company (now PricewaterhouseCoopers), a large Toronto accounting firm and attained his C.A. designation. After spending the next few years working with different firms in the Greater Toronto area, Mr. Barth started his own accounting practice in 1984 and subsequently expanded his firm by adding two partners. In his 25 years of public practice Mr. Barth has had direct involvement in a number of industries and is familiar with all aspects of accounting for small to medium sized businesses. His diverse clientele includes businesses in the construction, retail, manufacturing, and restaurant sectors. Since 1979 Mr. Barth has been a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants.

                     Robert E. "Dutch" Van Tassell, Director
                                     AGE: 70

Mr. Van Tassell was born in 1935 in Digby, Nova Scotia and graduated with a degree in Geology from Mount Allison University in 1958.

Mr. Van Tassell began his mining career in 1956 as a summer student with Giant Yellowknife Mines, in the NWT. While at Giant from 1956 to 1962 Mr. Van Tassell was involved with mining and exploration geology. The exploration work involved aerial mapping of large areas and any interesting observations were followed up with ground inspections.

In 1962 Mr. Van Tassell was employed with Denison Mines located in Elliot Lake, Ontario for a short period of time as an underground geologist. In 1963 he joined United Keno Hill Mines in the Yukon Territory and was a key participant in the discovery of the Husky Mine in 1967, which produced over 17 million ounces of silver. The discovery was a result of pioneering the use of an overburden drilling sampling technique and geochemistry. The Husky Mine's first new vein discovery since the 1920's lay under 25 to 50 feet of overburden. The program also extended known vein areas, which were later mined by small open pits, hence extending the life of the mine.

In 1969 Mr. Van Tassell set up a Yukon regional exploration office in Whitehorse which in 1972 discovered the Minto Copper Deposit, employing helicopter supported two man prospecting crews in tree covered areas.

While in Whitehorse Mr. Van Tassell served as a director for the Yukon Chamber of Mines for eleven years, two as president. He also served four terms on the Northern Resources Conference held every three years and sponsored by the Yukon Chamber of Mines and Whitehorse Chamber of Commerce, two of these as Chairman. He also served as Chairman of the Whitehorse branch of the CIM and two terms as Councillor of District 6. He also gave introductory and advanced prospecting courses for the Chamber of Mines.

In 1982 Mr. Van Tassell joined Dickenson Mines in Toronto, Ontario as Vice President of Exploration. In 1984 he was involved with the discovery of additional reserves at the then active silver, lead, zinc Silvana Mine at Sandon, B.C. In 1988 he also played a part in Dickenson's acquisition of the Wharf Mine in South Dakota. In 1989 Dickenson was acquired by Goldcorp. Mr. Van Tassell was responsible in getting Goldcorp to conduct exploration at depth at the A. W. White Mine, which lead to the "high grade discovery" in 1995.

While in Toronto Mr. Van Tassell also served as a Board member of the Prospector's and Developers Association of Canada (PDAC) from 1984 to 1993 serving as Chairman on the Program and Environmental Committee.

Mr. Van Tassell is a Life member of the CIM, Member of the Association of Exploration Geochemists and Geological Association of Canada. In March, 2000 he was presented with a lifetime Achievement Award by the PDAC for his contribution to the Mining Industry.

Mr. Van Tassell retired in 1998 to assist with family matters.

Mr. Van Tassell is a director of the following companies:

Lexam Explorations Inc.             LEX - TSX/NEX-V                   Since 1998
Plato Gold Corp.                    PGC - TSX-V                       Since 1999
Red Lake Resources                  RL - TSX-V                        Since 2003
Rupert Resources Ltd.               RUP - TSX-V                       Since 2004

                           Brian Robertson, President
                                     AGE: 56

Mr. Robertson became President of Yukon Gold effective as of December 15, 2004. Mr. Robertson is a mining engineer with extensive experience in mine development and operations. He graduated from the Haileybury School of Mines in 1969. Following graduation he worked on exploration in British Columbia and as a miner in northern Manitoba before attending the University of Alaska. He graduated from the University of Alaska in 1972 and joined Dome Mines Ltd. as an Engineer in Training. He worked in a number of engineering, supervisory and management roles before becoming General Superintendent of the Dome mine in 1988. During his tenure at the Dome mine, he completed a Graduate Diploma in Business Administration from Laurentian University, Sudbury. In 1990, he was transferred to Equity Silver Mines as General Manager where he was responsible for the operation of a 10,000 tons per day ("tpd") open pit mine. In 1993, he joined Royal Oak Mines as General Manager at their Newfoundland Division. He was responsible for the operation of the Hope Brook mine, and subsequently transferred to the Kemess mine for construction and operation of the 50,000 tpd open pit mine. In 1999, he joined North American Palladium as General Manager at the Lac Des Isles mine and was involved with the expansion of operations from 3,000 tpd to 15,000 tpd. In 2001, he provided consulting services to Placer Dome at their South African operations. In 2002, he rejoined Placer Dome as Area Manager responsible for mine development at their Twin Shafts complex. He joined Nuinsco Resources in 2003 as Vice President of Mining and is currently responsible for mine evaluations and projects. During his career, he has been President of Houston District Chamber of Commerce and President of the CIM Porcupine and Newfoundland Branches. Mr. Hill has received several environmental awards in recognition of environmental excellence at mines he managed, including the Newfoundland Association of Professional Engineers Environmental Award, Dupont/Conoco Environmental Leadership Award, and the British Columbia Department of Mines Environmental Award. He also received the Canadian Institute of Mining, Metallurgy and Petroleum ("CIM") Metal Mining Division Award for progressive mine management practices.

Mr. Robertson is a member of the Professional Engineers of Ontario and the CIM. He has extensive experience in mine operation and construction since 1969.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Section 16 Persons"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company's review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company's records, the Company believes that during the twelve month period ended April 30, 2005,
W. Warren Holmes, Rene Galipeau, Howard Barth, Stafford Kelley, Richard Ewing, Kenneth Hill, Malcolm Slack and Robert Van Tassell failed to timely file a Form 3 to report their ownership of shares of Common Stock.

Item 10. Executive Compensation

There were no salaried employees of the Yukon Gold or its subsidiary, YGC in the fiscal year ended April 30, 2005. The Chief Executive Officer of Yukon Gold did not receive any compensation for his services in the fiscal year ended April 30, 2005.

As of the date hereof the following stock options, issued pursuant to the 2003 Stock Option Plan. have been granted.

            On December 15, 2004, the Board of Directors granted options to acquire a total of 1,750,000 shares of common stock at an exercise price of US $0.75 per share to seven of the Company's officers and directors. These options have a two-year term from the date of issuance and vest at the rate of 1/24 each month.

            On January 5, 2004, the Board of Directors granted options to acquire a total of 84,000 shares of common stock at an exercise price of US $0.75 per share to three of the Company's employees and consultants. These options have a two-year term from the date of issuance and vest at the rate of 1/12 each month for twelve months.

            On June 28, 2005, the Board of Directors granted to each of Howard Barth and Robert Van Tassell (both Directors of the Company) 250,000 options to acquire shares of common stock at an exercise price of US $0.55 per share. These options have a two-year term from the date of issuance and vest at the rate of 1/24 each month.

On May 23, 2005, Yukon Gold filed a registration statement on Form S-8 with the SEC pursuant to which it registered 3,300,000 shares of common stock reserved for issuance upon exercise of options granted pursuant to the Plan.

Item 11 Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the shareholder voting rights of the current and former officers and directors of Yukon Gold. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares of Yukon Gold.

--------------------------------------------------------------------------------

   Name and Address                  Number of Shares of     Percentage of Class
 Of Beneficial Owner                  Common Stock                Held

--------------------------------------------------------------------------------

W. Warren Holmes
371 Hart St.                                750,000          8.3% of Yukon Gold
Timmons, Ontario  P4N 6W9                                    Common Shares

Rene Galipeau                                  0             0% of Yukon Gold
77 McMurrich Street, Apt. 115                                Common Shares
Toronto, ON  M5R 3V3

Kenneth Hill                                   0             0% of Yukon Gold
2579 Jarvis Street                                           Common Shares
Mississauga, ON  L5C 2P9

Howard Barth                                 7,000           0.08% of Yukon Gold
16 Sycamore Drive                                            Common Shares
Thornhill, ON  L3T 5V4

Robert E. Van Tassell                          0             0% of Yukon Gold
421 Riverside Drive M.W.                                     Common Shares
High River
Alberta, Canada T1V 1T5

Malcolm Slack (former Director)             915,000          10.1% of Yukon Gold
5920 Winston Churchill Blvd                                  Common Shares
RR1 Erin, Ontario NOB 1T0

Brian Robertson                             48,000           0.5% of Yukon Gold
1421 Isabella Street East                                    Common Shares
Thunder Bay, Ontario P7E 5B8

Stafford Kelley (former Director)           750,000          8.3% of Yukon Gold
146 Tree Lawn Avenue                                         Common Shares
Oakville, Ontario L6J 4R2

Richard Ewing (former Director)             535,500          5.9% of Yukon Gold
Box 111                                                      Common Shares
Mayo, Yukon Territories YOB 1MO

                  TOTAL                    3,005,500                  33.18%

As a group Management and the Directors own 8.88% of the issued and outstanding shares of Yukon Gold.

Item 12 Certain relationships and Related Transactions

During the year ending April 30, 2005 the Company and its subsidiary expensed a total of $88,526 (CDN$111,875) for fees which include office rental, equipment rental, bookkeeping services, secretarial services, out of pocket expenses and consulting services for the preparation documents and other administrative matters from Medallion Capital Corp. The Company also expensed $5,702 (CDN$7,050) for interest on the note for CDN$250,000 to Medallion Capital Corp. The Company expensed $26,332 (CDN$32,500) for the time devoted by a related individual to the administration of the Company to S.K. Kelley & Associates Inc. Medallion Capital Corp. and S.K. Kelley & Associates Inc. are 100% owned by an officer and director of the Company at year end. This individual has subsequent to the year end resigned as an officer and director.

For services rendered by Brian Robertson, as president of the Company, Nuinsco Resources Inc. on his behalf invoiced the Company $18,382 (CDN$23,326) plus travel expenses for Mr. Robertson and Warren Holmes in the amount of $2,405 (CDN$3,053.31).

Item 13. Exhibits and Reports on Form 8-K

The Financials Statements and Report of Schwartz Levitsky Feldman. LLP which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-20 of this report are filed as part of this report.

Index to Exhibits

Consent of Independent Auditors                                                23.1

Certification by the Principal Executive Officer pursuant to
         Section 302 of the Sarbanes- Oxley Act of 2002                        31.1

Certification by the Chief Financial Officer pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002                         31.2

Certification by the Principal Executive Officer
         and Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
         Section 906 of the Sarbanes-Oxley Act of 2002                         32.1

Report of Schwartz Levitsky Feldman, LLP                                       F-1

Consolidated Balance Sheets as at April 30, 2005 and April 30, 2004            F-2

Consolidated Statements of Operations for the years ended
         April 30, 2005 and April 30, 2004                                     F-4

Consolidated Statements of Cash Flows for the years ended April 30, 2005
         and April 30, 2004                                                    F-5

Consolidated Statements of Changes in Stockholders' Equity for the
         years ended April 30, 2005 and April 30, 2004                         F-6

Notes to Consolidated Financial Statements                                     F-7

Current Report of Form 8-K "Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers," dated June 8, 2005;

Current Report of Form 8-K "Item 1.01 - Entry Into Material Definitive Agreement; Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers," dated April 25, 2005;

Current Report of Form 8-K "Item 2.01 - Completion of Acquisition or Disposition of Assets," dated March 7, 2005;

Current Report of Form 8-K "Item 8.01 - Other Events," dated January 7, 2005;
and

Current Report of Form 8-K "Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers," dated December 21, 2004;

are hereby incorporated by reference.

Item 14.   Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for th3 fiscal year ended April 30, 2005.

Audit Fees. The Company paid to Schwartz Levitsky Feldman, LLP audit and audit related fees of approximately $15,009 and $14,888 for 2005 and 2004, respectively.

Tax Fees. The Company paid to Mds LLP fees for tax services for 2005 and 2004 of approximately $2,574 and $0, respectively for preparing and filing US tax returns.

The Company paid to Schwartz Levitsky Feldman, LLP for tax services for 2005 and 2004 of approximately $945 and $372, respectively for preparing and filing Canadian tax returns.

                                   SIGNATURES

      Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

                                YUKON GOLD CORPORATION, INC


                                By:  /s/ W. Warren Holmes
                                     -------------------------------------------
                                     W. Warren Holmes
                                     Chairman and Chief Executive Officer


                                By:  /s/Rene Galipeau
                                     -------------------------------------------
                                     Rene Galipeau,
                                     Chief Financial Officer

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warren Holmes and Rene Galipeau, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to his Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                  DATE

/s/ W. Warren Holmes          Chairman of the Board and Chief        July 29, 2005
W. Warren Holmes              Executive Officer



-----------------
Kenneth Hill                  Director                               July 29, 2005

/s/Rene Galipeau
Rene Galipeau                 Chief Financial Officer, Director      July 29, 2005

/s/Howard Barth               Director                               July 29, 2005
Howard Barth

/s/Robert E. Van Tassell      Director                               July 29, 2005
Robert E. Van Tassell

                              FINANCIAL STATEMENTS

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED APRIL 30, 2005 AND APRIL 30, 2004
      Together With Report of Independent Registered Public Accounting Firm
                        (Amounts expressed in US Dollars)

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED APRIL 30, 2005 AND APRIL 30, 2004
      Together With Report of Independent Registered Public Accounting Firm
                        (Amounts expressed in US Dollars)

                                TABLE OF CONTENTS

                                                                                     Page No.
Report of Independent Registered Public Accounting Firm                                 F-1
Consolidated Balance Sheets as at April 30, 2005 and April 30, 2004                   F-2-3

Consolidated Statements of Operations for the years ended April 30, 2005
     and April 30, 2004                                                                 F-4

Consolidated Statements of Cash Flows for the years ended April 30, 2005
     and April 30, 2004                                                                 F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended
     April 30, 2005 and April 30, 2004                                                  F-6

Notes to Consolidated Financial Statements                                           F-7-20

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       To the Board of Directors and Stockholders of Yukon Gold Corporation, Inc.
       (An Exploration Stage Company)

       We have audited the accompanying consolidated balance sheets of Yukon Gold Corporation, Inc. as at April 30, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended April 30, 2005 and 2004 and for the period from incorporation to April 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yukon Gold Corporation, Inc. as at April 30, 2005 and 2004 and the results of its operations and its cash flows for the years ended April 30, 2005 and 2004 and for the period from incorporation to April 30, 2005 in conformity with United States generally accepted accounting principles.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/"SCHWARTZ LEVITSKY FELDMAN LLP"

       Toronto, Ontario, Canada
       July 19, 2005                                      Chartered Accountants

                1167 Caledonia Road
                Toronto, Ontario M6A 2X1
                Tel:  416 785 5353
                Fax:  416 785 5663

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
As at April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)
                                                          April 30,  April 30,
                                                            2005       2004

                                                           $          $

                                     ASSETS
CURRENT ASSETS

    Cash and cash equivalents                               79,256    134,925
    Prepaid expenses and other (note 6)                    103,832      8,583
    Exploration tax credit receivable (note 7)              72,203
                                                           -------    -------
                                                           255,291    143,508

PROPERTY, PLANT AND EQUIPMENT (note 8)                       4,778      5,478
                                                           -------    -------

                                                           260,069    148,986
                                                           =======    =======


        The accompanying notes are an integral part of these consolidated financial statements.


APPROVED ON BEHALF OF THE BOARD

/s/Warren Holmes, Director
--------------------------
Warren Holmes, Director

----------------------------------

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
As at April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

                                                         April 30,      April 30,
                                                           2005           2004
                                                         $              $

                           LIABILITIES
CURRENT LIABILITIES

    Accounts payable and accrued liabilities (note 9)        83,897         30,686
    Convertible promissory notes (note 13)                  200,500             --
    Demand promissory notes (note 14)                       498,649             --
                                                         ----------       --------
                                                            783,046         30,686
                                                         ----------       --------

COMMITMENTS AND CONTINGENCIES (note 11)

                SHAREHOLDERS' (DEFICIENCY) EQUITY

CAPITAL STOCK (note 10)                                         903            882

ADDITIONAL PAID-IN CAPITAL                                  854,430        697,299

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                (2,475)       (12,192)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE        (1,375,835)      (567,689)
                                                         ----------       --------
                                                           (522,977)       118,300
                                                         ----------       --------
                                                            260,069        148,986
                                                         ==========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the years ended April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

                                                               For the        For the
                                                                  year           year
                                              Cumulative         ended          ended
                                                   since     April 30,      April 30,
                                               inception          2005           2004
                                              $              $             $

REVENUE                                               --             --           --
                                              ----------     ----------    ----------
OPERATING EXPENSES

    General and administration                   536,725        390,679      122,733
    Project expenses                             976,138        532,333      343,013
    Exploration Tax Credit                      (140,289)      (116,050)     (24,239)
    Amortization                                   3,261          1,184        1,399
                                              ----------     ----------    ----------
TOTAL OPERATING EXPENSES                       1,375,835        808,146      442,906
                                              ----------     ----------    ----------
LOSS BEFORE INCOME TAXES                      (1,375,835)      (808,146)    (442,906)

    Income taxes                                      --             --           --
                                              ----------     ----------    ----------
NET LOSS                                      (1,375,835)      (808,146)    (442,906)
                                              ==========     ==========    ==========

Loss per share - basic and diluted                                (0.09)       (0.07)
                                                             ==========    ==========
Weighted average common shares outstanding                    8,850,318    6,346,942
                                                             ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

                                                                          For the        For the
                                                                             year           year
                                                       Cumulative           ended          ended
                                                            since       April 30,      April 30,
                                                        inception            2005           2004
                                                       $              $              $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the year                              (1,375,835)      (808,146)      (442,906)

    Items not requiring an outlay of cash:
      Amortization                                          3,261          1,184          1,399
      Shares issued for property payment                  214,242        100,000        114,242
      Increase in prepaid expenses and deposits          (102,675)       (94,475)        (5,032)
      Increase in exploration tax credit receivable       (72,203)       (72,203)
      Increase in accounts payable and accrued
          liabilities                                      83,407         53,211         23,532
                                                       ----------     ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                  (1,249,803)      (820,429)      (308,765)
                                                       ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment              (6,784)            --             --
                                                       ----------     ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                      (6,784)            --             --
                                                       ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    (Advances to) repayments from a shareholder             1,180             --          8,137
    Proceeds from issuance of shares (note 13)            641,092         57,152        428,734
    Proceeds from Convertible promissory notes            200,500        200,500             --
    Proceeds from Demand promissory notes                 498,649        498,649             --
                                                       ----------     ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,341,421        756,301        436,871
                                                       ----------     ----------     ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE
    RATE CHANGES                                           (5,578)         8,459        (13,937)
                                                       ----------     ----------     ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS FOR THE YEAR                                79,256        (55,669)       114,169

    Cash and cash equivalents, beginning of year               --        134,925         20,756
                                                       ----------     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                     79,256         79,256        134,925
                                                       ==========     ==========     ==========
INCOME TAXES PAID                                                             --             --
                                                                      ==========     ==========
INTEREST PAID                                                                 --             --
                                                                      ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
For the years ended April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

                                                                                     Deficit,
                                                                                  accumulated                        Accumulated
                                   Number of       Common       Additional         during the                              Other
                                      Common       Shares          Paid-in        exploration     Comprehensive    Comprehensive
                                      Shares       amount          Capital              stage     Income (loss)    Income (loss)
                                   ---------     ----------      -----------      ----------      ------------     -------------
                                                 $               $               $                  $               $

Issuance of Common shares          2,833,377        154,063               --              --               --               --
Issuance of warrants                      --             --            1,142              --               --               --
Foreign currency translation              --             --               --              --              604              604
Net loss for the year                     --             --               --        (124,783)        (124,783)              --
                                   ---------     ----------      -----------      ----------        ---------       ----------
Balance as of April 30, 2003       2,833,377        154,063            1,142        (124,783)        (124,179)             604
                                                                                                    =========

Issuance of Common shares          1,435,410        256,657               --              --               --               --
Issuance of warrants                      --             --            2,855              --               --               --
Shares repurchased                  (240,855)        (5,778)              --              --               --               --
Recapitalization pursuant to
   reverse acquisition             2,737,576       (404,265)         404,265              --               --               --
Issuance of Common shares          1,750,000            175          174,825              --               --               --
Issuance of Common shares
   for property payment              300,000             30          114,212              --               --               --
Foreign currency translation              --             --               --              --          (12,796)         (12,796)
Net loss for the year                     --             --               --        (442,906)        (442,906)              --
                                   ---------     ----------      -----------      ----------        ---------       ----------

Balance as of April 30, 2004       8,815,508            882          697,299        (567,689)        (455,702)         (12,192)
                                                                                                    =========
Issuance of Common shares
for property payment                 133,333             13           99,987              --               --               --
Issuance of Common shares
on conversion of Convertible
 Promissory note                      76,204              8           57,144              --               --               --
Foreign currency translation              --             --               --              --            9,717            9,717
Net loss for the year                                                               (808,146)        (808,146)              --
                                   ---------     ----------      -----------      ----------        ---------       ----------

Balance as of April 30, 2005       9,025,045            903          854,430      (1,375,835)        (798,429)          (2,475)
                                   =========     ==========      ===========      ==========        =========       ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      1.    BASIS OF PRESENTATION

            The audited consolidated financial statements include the accounts of Yukon Gold Corporation, Inc. (the "Company") and its wholly owned Canadian operating subsidiary, Yukon Gold Corp. ("YGC"). All material inter-company accounts and transactions have been eliminated.

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

            The Company has no source of revenue and expects to incur significant expenses before establishing revenue. The Company's future success is dependent upon its ability to raise sufficient capital, not only to maintain its general and administration expenses, but also to continue to explore for ore reserves and develop those it has on its mining claims. There is no guarantee that such capital will be available on acceptable terms, if at all.

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

            The comparative consolidated financial statements of the Company are those of YGC and the merger and recapitalization was reported as a line item in the Statements of Changes in Stockholders' Equity.

      4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a)    Use of Estimates

                  These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumption. Actual amounts may differ from these estimates. These consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

            b)    Cash and Cash Equivalents

                  Cash and cash equivalents include cash on hand. The carrying amounts approximate fair values because of the short maturity of those instruments.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            c)    Other Financial Instruments

                  The carrying amounts of the Company's accounts receivable and payable approximates their fair values because of the short maturity of these instruments.

            d)    Long-term Financial Instruments

                  The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

            e)    Property, plant and equipment

                  Property, plant, and equipment are recorded at cost less accumulated amortization. Amortization is provided using the following annual rate and method:

                Computer equipment         20%         declining balance method

            f)    Foreign Currency Translation

                  The Company's operating subsidiary is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The subsidiary's financial statements are converted to US dollars as the Company has elected to report in US dollars. The translation method used is the current rate method, which is the method mandated by SFAS No. 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

                  Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

            g)    Income taxes

                  The Company accounts for income taxes under the provisions of SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

                  Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current period. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            h)    Revenue Recognition

                  The Company's revenue recognition policies is expected to follow common practice in the mining industry. Revenue is recognized when concentrate or dore bars, in the case of precious metals, is produced in a mill processing ore from one or more mines. The only condition for recognition of revenue in these instances is the production of the dore or concentrate. In order to get the ore to a concentrate stage the ore must be mined and transported to a mill where it is crushed and ground. The ground product is then processed by gravity separation and/or flotation to produce a concentrate. In some circumstances chemical treatment is used to extract the precious metals from the concentrate into a solution. This solution is then subjected to various processes to precipitate the precious metals back to a solid state that can be melted down and poured into a mould to produce a dore bar (a combination of gold and silver).

            i)    Comprehensive Income

                  The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

            j)    Long-Lived Assets

                  In accordance with Financial Accounting Standard Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At April 30, 2005 and 2004, no impairments were recognized. Amortization expense for the years ended April 30, 2005 and 2004 was $1,184 and $1,399 respectively.

            k)    Acquisition, Exploration and Evaluation Expenditures

                  The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

           l)     Stock Based Compensation

                  The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. The Company will adopt SFAS123 (Revised) in the reporting period that begins after December 15, 2005.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            l)    Stock Based Compensation

                  Pro-forma information regarding net loss and loss per share is required by FAS No. 123 (Amended by FAS No.148) - "Accounting for Stock Based Compensation" and has been determined as if the Company had accounted for its employee stock options based on fair values at the grant date for options granted under the Plan. The pro-forma impact is insignificant. The Company's pro-forma information is given only for the year ended April 30, 2005 since the company did not issue any stock options in the prior year.

                                                             2005          2005
                                                      -----------    -----------

                                                      As reported     Pro-Forma
                                                      -----------    -----------
                  Stock-based compensation                     nil           nil
                  Net loss                               (808,146)     (808,146)
                  Basic and diluted EPS                     (0.09)        (0.09)

                  The fair value of each option used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table:

                                                                          2005
                  Risk free interest rate                                 3.0%
                  Volatility factor                                         0%
                  Weighted average fair value per share                  $0.38
                  Expected dividends                                       nil

            m)    Earnings or Loss Per Share

                  The Company has adopted FAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income
                  (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

            n)    Recent Pronouncements

                  SFAS NO. 123R- In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which revised FAS 123 "Accounting for Stock-Based Compensation". FAS 123R requires measurement and recognition of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Implementation is required as of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business issuers. Management intends to comply with this statement at the scheduled effective date for the relevant financial statements of the Company.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            n)    Recent Pronouncements

                  In November 2004, the Financial Accounting Standards Board issued SFAS 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                  In December, 2004, the FASB issued SFAS 152, which amends SFAS. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS. This Statement also amends SFAS 67, ACCOUNTING FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, to state that the guidance for:

                  (a) incidental operations; and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                  In December 2004, the FASB issued SFAS 153. This Statement addresses the measurement of exchanges of Non-monetary assets. The guidance in APB No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

                  During 2004, a committee of the Emerging Issues Task Force ("EITF") began discussing the accounting treatment for stripping costs incurred during the production phase of a mine. During March 2005, the EITF reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of inventory produced during the period that the stripping costs are incurred. The Financial Accounting Standards Board ratified the EITF consensus. The EITF consensus is effective for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company is currently in the development phase and thus will have no impact on the financial position.

                  In March, 2005, the ("FASB") issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations", which clarifies that the term conditional asset retirement obligation, as used in FAS No. 143 refers to a legal obligation to perform an asset retirement activity where the timing or method of settlement are conditional on a future event. Where the obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing or method of settlement, the entity is required to recognize a liability for the fair value of the conditional retirement obligation if reasonably estimable. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate fair value. Currently the Company has not recorded an asset retirement obligation. F-11 YUKON GOLD CORPORATION, INC. (An Exploration Stage Company) Notes to Consolidated Financial Statements April 30, 2005 and April 30, 2004 (Amounts expressed in US Dollars)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            n)    Recent Pronouncements

                  Financial Accounting Standards Board ("FASB") Statement No. 154 Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

                  This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

                  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

                  This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

                  This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

                  This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.

                  This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

                  FASB Statement No. 154 is effective for fiscal years beginning after December 15, 2005.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      5.    COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive loss are as follows:

                                                    For the year    For the year
                                                           ended           ended
                                                       April 30,       April 30,
                                                            2005            2004

                                                       $               $

            Net loss                                   (808,146)       (442,906)
            Other comprehensive income (loss)
                Foreign currency translation               9,717        (12,796)
                                                       --------        --------
                       Comprehensive loss              (798,429)       (455,702)
                                                       ========        ========


      The foreign currency translation adjustments are not currently adjusted for income taxes as the Company's operating subsidiary is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done as disclosed in note 4 (f).


      6.    PREPAID EXPENSES AND OTHER

      Prepaid expenses and other include a bid deposit of $79,460 (CDN$100,000) (previous year: Nil) with PricewaterhouseCoopers for the United Keno Hill Mines Limited assets which was refunded subsequent to the year end, when the Company was advised that its bid was not awarded. Included in prepaid expenses and other also is an amount of $21,743 (CDN$27,364) (prior year:
      $5,651) being Goods & Service tax receivable from the Federal Government of Canada

      7.    EXPLORATION TAX CREDIT RECEIVABLE

      The Company has a claim to the Yukon exploration tax credit, since it maintains a permanent establishment in the Yukon and has incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company's expectation of receiving this credit is based on the history of receiving past credits. The Company will be filing tax returns to claim this credit.

      8.    PROPERTY, PLANT AND EQUIPMENT

                                                     April 30,     April 30,
                                                          2005          2004

                                                        $           $

            Computer equipment                            7,608       7,608
                                                          -----       -----

            Cost                                          7,608       7,608
                                                          -----       -----
            Less:  Accumulated amortization

                Computer equipment                        2,830       2,130
                                                          -----       -----

            Net                                           4,778       5,478
                                                          =====       =====

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                 April 30,     April 30,
                                                                                      2005          2004
                                                                                   $            $

            Accounts payable and accrued liabilities are comprised of the following:

            Trade payables                                                          67,285        23,686
            Accrued liabilities                                                     16,612         7,000
                                                                                    ------        ------
                                                                                    83,897        30,686
                                                                                    ======        ======

      10.   CAPITAL STOCK

            a)    Authorized

                  50,000,000 of Common shares, $0.0001 par value

            b)    Issued

                  9,025,045 Common shares (8,815,508 in 2004)

            c)    Changes to Issued Share Capital

                  Transactions prior to reverse acquisition

            i) During the year ended April 30, 2003, the Company issued 2,833,377 Common shares for total consideration of $154,063.

            ii) During the period from May 1, 2003 to the date of the reverse acquisition the Company issued 1,435,410 Common shares for total consideration of $256,657.

            iii) On July 2, 2003, the Company repurchased 240,855 Common shares for total consideration of $5,778.

                  Transactions pursuant to reverse acquisition

            iv) During the period from November 1, 2003 to November 17, 2003, the Company underwent a reverse acquisition as described in note 3.

                  Transactions subsequent to reverse acquisition

            v) On November 10, 2003, the Company issued 1,750,000 common shares for total consideration of $175,000.

            vi) On January 23, 2004, the Company issued 300,000 Common shares for property payments in the amount of $114,242 which was expensed in the consolidated statements of operations.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      10.   CAPITAL STOCK (cont'd)

            c)    Changes to Issued Share Capital (cont'd)

                  Transactions subsequent to reverse acquisition (cont'd)

            vii) On March 1, 2005 the Company issued 133,333 Common shares for property payments in the amount of $100,000 which was expensed in the consolidated statements of operations.

            viii) On March 2, 2005 the Company issued 76,204 Common shares on conversion of convertible promissory note.

            d)    Purchase Warrants

                  During the current year the following warrants were issued:

                  37,500 stock warrants were issued on March 2, 2005. Each warrant is exercisable for one common share at $ 1.25 on or before June 30, 2006. These warrants were issued on conversion of promissory note as per the terms of the original note.

                                                            Number of     Exercise    Expiry date
                                                            Warrants
                                                            Granted       Prices
Outstanding at April 30, 2003                               171,261      $  0.79      June 30, 2006

Granted in year 2003-2004                                   328,470      $  0.79      June 30, 2006
Exercised                                                        --           --
Expired                                                          --           --
Cancelled                                                        --           --
                                                            -------      -------
Outstanding at April 30, 2004 and average exercise price    499,731      $  0.79
Granted in year 2004-2005                                    37,500      $  1.25      June 30, 2006
Exercised                                                        --           --
Expired                                                          --           --
Cancelled                                                        --           --
                                                            -------      -------
Outstanding at April 30, 2005 and average exercise price    537,231      $  0.82
                                                            =======      =======

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

      11.   COMMITMENTS AND CONTINGENCIES

            (a) On July 7, 2002, YGC acquired a group of mining claims in the Mount Hinton area of the Yukon Territory in Canada from the Hinton Syndicate, a claim group controlled by four individuals. The agreement contains several specific conditions, which are summarized below:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      11.   COMMITMENTS AND CONTINGENCIES (cont'd)

            - The Company has to provide for yearly-shared property payments and work program expenses amounting to $4,411,186 (CDN$5,600,000) over a period of five years. In return, the Company will earn interest in the mining claims at a rate of 25% after work program expenditures of $1,181,568 (CDN$1,500,000), 50% after $1,969,279 (CDN$2,500,000) and 75%
                  after $3,938,558 (CDN$5,000,000). The Company has incurred $632,711 (CDN$803,226) in work program expenditures as of March 31, 2005 exceeding the amount required to be incurred prior to July 7, 2005, by $61,620 (CDN$78,226), $1,181,568
                  (CDN$1,500,000) less the credit of $61,620 (CDN$78,226)
                  between July 7, 2005 and July 7, 2006 and $2,185,900
                  (CDN$2,775,000) between July 7, 2006 and July 7, 2007.

            - The Company has made the first three (3) property payments totaling $196,928 (CDN$250,000) and is required to pay $118,157 (CDN$150,000) on July 7, 2005 and $157,542
                  (CDN$200,000) on July 7, 2006. The property payments, work program expenses, and earned interest can be accelerated.

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

            - After the Company has earned its 75% interest, the agreement provides for a joint venture to be set up for future financing to be shared with the Hinton Syndicate. The Company will also have a further option to acquire the remaining 25% interest by buying-out the Hinton Syndicate for $3,938,558 (CDN$5,000,000).

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

            - If the Company fails to make the required property payment and incur at least $1,181,568 (CDN$1,500,000) in program expenses, it may not earn any interest in the claims. The Company will be required to raise additional funds to meet these obligations.

            - See Subsequent Events for proposed amendment to this Agreement.

            b)    Acquisition of the Marg Property

                  The Company acquired from Medallion Capital Corp. ("Medallion"), an entity controlled by an officer and director, all of Medallion's rights to purchase and develop the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the central Yukon Territory of Canada. The price paid by the Company was Medallion's cost to acquire the interest. The Acquisition was agreed to in principle on March 1, 2005 and finalized on March 4, 2005.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      11.   COMMITMENTS AND CONTINGENCIES (cont'd)

            The rights acquired by the Company arise under a Property Purchase Agreement between Medallion and Atna Resources Ltd. ("Atna"), hereinafter referred to as the "Marg Acquisition Agreement." Under the terms of the Marg Acquisition Agreement, Medallion paid $119,189 (CDN$150,000) cash and committed to deliver to Atna 133,333 common shares of Yukon Gold. The Company issued 133,333 Common shares at $0.75 per share to Atna and issued a promissory note to Medallion for $119,189 (CDN $150,000). The Company has assumed all of the rights and obligations of Medallion under the Marg Acquisition Agreement, including the obligation to issue stock. The issue of common shares at $100,000 and issue of promissory note of $ 119,189 (CDN $150,000) to Medallion have been expensed as project expenses in accordance with note 4(k)

            The Company has agreed to make subsequent payments under the Marg Acquisition Agreement of: (i) $39,386 (CDN$50,000) cash and an additional 133,333 common shares of Yukon Gold on or before December 12, 2005; (ii) $79,460 (CDN$100,000) cash and an additional 133,334 common shares of Yukon Gold on or before December 12, 2006; (iii) $79,460 (CDN$100,000) cash on or before December 12, 2007; and (iv) $158,919 (CDN$200,000) in cash and/or common shares of Yukon Gold (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production, at the Marg Property, the Company will pay to Atna $793,966 (CDN$1,000,000) in cash and/or common shares of Yukon Gold, or some combination thereof to be determined.

            c) On April 13, 2005 the Company submitted a bid to PricewaterhouseCoopers, the court appointed receiver, to purchase the assets of United Keno Hill Mines Ltd. The assets included 34 former producing mines and complete infrastructure. The purchase price was $325,785 (CDN$410,000) plus various other commitments. The bid was accompanied by a $79,460 (CDN$100,000) deposit. See Subsequent Events for results of bid

      12.   RELATED PARTY TRANSACTIONS

            During the year ending April 30, 2005 the Company and its subsidiary expensed a total of $88,526 (CDN$111,875) for fees which include office rental, equipment rental, bookkeeping services, secretarial services, out of pocket expenses and consulting services for the preparation documents and other administrative matters from Medallion Capital Corp. The Company also expensed $5,702 (CDN$7,050) for interest on the note for CDN$250,000 to Medallion Capital Corp. The Company expensed $26,332 (CDN$32,500) for the time devoted by a related individual to the administration of the Company to S.K. Kelley & Associates Inc. Medallion Capital Corp. and S.K. Kelley & Associates Inc. are 100% owned by an officer and director of the Company at year end. This individual has subsequent to the year end resigned as an officer and director.

            For services rendered by an individual as president of the Company, the Company expensed the invoice from Nuinsco Resources Inc. for $18,382 (CDN$23,326) plus travel expenses for this individual and another director in the amount of $2,405 (CDN$3,053).

      13.   CONVERTIBLE PROMISSORY NOTES

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2005 and April 30, 2004
(Amounts expressed in US Dollars)

      13.   CONVERTIBLE PROMISSORY NOTES (Cont.)

            On March 3, 2005 the Company issued 76,204 common shares and 37,500 warrants for conversion of the above Promissory Note in the principal amount of $56,250 plus interest of $902. These shares were issued at $0.75 per share and each warrant is exercisable for one common share at $1.25 on or before June 30, 2006.

            On October 6, 2004 the Company received $43,750 from two accredited investors and issued convertible promissory notes as security for the money received. The notes bear interest at 2% per annum. The notes are convertible on their maturity which is one year and 7 days from the date of issue at the option of the lender. The notes if converted are convertible at the rate of $0.75 for one common share and half a share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

            On November 30, 2004 the Company received $81,750 from two accredited investors and issued convertible promissory notes as security for the money received. The notes bear interest at 2% per annum. The notes are convertible on their maturity which is one year and 7 days from the date of issue at the option of the lender. The notes if converted are convertible at the rate of $0.75 for one common share and half a share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

            On January 4, 2005 the Company received $75,000 from an accredited investor, and issued a convertible promissory note as security for the money received. The note bears interest at 2% per annum. The note is convertible on its maturity which is one year and 7 days from the date of issue at the option of the lender. The note if converted is convertible at the rate of $0.75 for one common share and half a share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006.

      14.   DEMAND PROMISSORY NOTES

            a) On June 25, 2004 the Company issued an unsecured demand promissory note to a shareholder for $100,000. The note is non-interest bearing and due on demand. The Company agreed to pay a financing fee of $5,000.

            b) On March 1, 2005 the Company entered into a Loan Agreement with Medallion Capital Corp. ("Medallion") under which it promised to pay Medallion on demand $198,649 (CDN$250,000). The loan bears interest at 9% per annum payable monthly. Medallion cannot demand payment prior to May 29, 2005. In the event that the Company is unable to pay the outstanding principal amount, it has a 120-day cure period. The obligation of the Company under the Loan Agreement is secured by all of its rights in and to the Marg Acquisition Agreement. In the event of a default that exceeds the 120-day cure period, Medallion shall be entitled to take back the Marg Property and, in conjunction with Yukon Gold, would then have an additional 120 days to liquidate its interest in the Marg Acquisition Agreement with the proceeds to be applied to the transaction costs of such sale and satisfaction of obligations to Medallion under the Loan Agreement. Any surplus would remain with Yukon Gold. In the event that such interest could not be satisfactorily liquidated, Medallion would then be entitled to retain the interest in the Marg Property, in full satisfaction of the Company's obligations under the Loan Agreement. Medallion is owned and controlled by Stafford Kelley, a former-Director of the Company. The $198,649 (CDN$250,000) is made up of $79,460
            (CDN$100,000) advanced to the Company on June 28, 2004 by Stafford Kelley and $119,189 (CDN$150,000) advanced to Atna Resources Ltd. for the Marg Property. Mr. Kelley's $79,460 (CDN$100,000) loan was assigned to Medallion and that note has been cancelled. Mr. Kelley is still entitled to the $3,973 (CDN$5,000) financing fee related to this loan.

            c)On April 15, 2005 the Company issued an unsecured demand promissory note to third party for $200,000. This note bears interest at 5% per annum.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

      15.   STOCK OPTIONS

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

            On January 5, 2005, The Board of Directors resolved to grant employee stock options totalling 84,000 to three of its employees. These options shall be for a term of two (2) years from the date of issue and shall vest at the rate of 1/12 each month during the first 12 months of the term. The exercise price is US$0.75 per share.

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

            As required by FAS 123, the pro-forma impact of these stock options on the operations of the Company has been reflected in note 4 (l). In addition, the Company will evaluate the impact of FAS 123(R) on its operations for the fiscal 2006 year.

            The following summarizes options outstanding as at April 30:


                          Expiry date        Option price       Number of shares
                                              per share        2005             2004

                    December 15, 2006         0.75           1,750,000              --
                    January 5, 2007           0.75              84,000              --
                                                          ------------    ------------
                                                             1,834,000              --
                                                          ------------    ------------
Weighted average exercise price at end of year               0.75                   --

                                                                Number of shares
                                                               2005             2004
                   Outstanding, beginning of year                   --               --
                   Granted                                   1,834,000               --
                   Expired                                          --               --
                   Exercised                                        --               --
                   Forfeited                                        --               --
                   Cancelled                                        --               --
                   Outstanding, end of year                  1,834,000               --
                   Exercisable, end of year                    302,176

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

      16.   INCOME TAXES

            The Company has certain non-capital losses of approximately $1,320,000 available, which can be applied against future taxable income and which expire between 2010 and 2025.

      17.   SUBSEQUENT EVENTS

            United Keno Hill Mines Ltd.

            Subsequent to the year end, the Company received back the bid deposit of $79,460 (CDN $100,000) from PricewaterhouseCoopers as the Company was advised that its bid to purchase the assets of United Keno Hill Mines Ltd. was not awarded.

            Hinton Syndicate Agreement

            Subsequent to the Company's fiscal year end the Company has been renegotiating the terms of the Hinton Syndicate Agreement for the option to acquire an interest in the Mount Hinton Property.

            The most significant changes in the Proposed Agreement are as follows:

            i. The Property Payments would be increased from $472,627 (CDN$600,000) to $669,555 (CDN$850,000) and the time to make the payment extended two (2) years with the July 7, 2005 payment extended to January 2006.

            ii. The Work Program costs would be increased from $3,938,558 (CDN$5,000,000) to $4,115,794 (CDN$5,225,000) with no program required in 2005 and the time allowed to incur the full $4,115,794 CDN$5,225,000 extended to December 31, 2009.

            The amended agreement has not been executed as of the date hereof.

            Stock Options

            On June 28, 2005 the board of directors granted options to its two new directors to acquire 250,000 shares each, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $0.55 per share based on the closing share price on July 5, 2005.

            Demand Promissory Notes

            As of the date of this report the Company has not received any demand for payment of the outstanding promissory notes. The Company has received a request for the conversion of the $200,000 note to common equity.