Form 10QSB
period 2005-07-31
YUKON GOLD CORP INC
filed 2005-09-14
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED July 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO __________

                         REGISTRATION NUMBER 333-101960

                          YUKON GOLD CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     52-2243048
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

               347 BAY STREET, SUITE 408, TORONTO, ONTARIO M5H 2R7 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (416) 865-9790

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X|        NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                              Outstanding As of August 31, 2005
            Common Shares $ .0001 par value                10,271,540

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                TABLE OF CONTENTS
                                                                         PAGE NO


Interim Consolidated Balance Sheets as of July 31, 2005 and April 30, 2005 1-2 Interim Consolidated Statements of Operations for the three months ended
  July 31, 2005 and July 31, 2004                                              3
Interim Consolidated Statements of Cash Flows for the three months ended
  July 31, 2005 and July 31, 2004                                              4
Interim Consolidated Statements of Changes in Stockholders' Deficiency
  for the quarter ended July 31, 2005 and the year ended April 30, 2005        5
Condensed Notes to Interim Consolidated Financial Statements                6-10

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JULY 31, 2005 AND APRIL 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                        July 31,     April 30,
                                                          2005          2005
                                                            $             $
                                                      -----------   -----------

                                     ASSETS
CURRENT ASSETS

    Cash and cash equivalents                              17,053        79,256
    Prepaid expenses and other                              8,379       103,832
    Exploration tax credit receivable                      74,232        72,203
                                                      -----------   -----------
                                                           99,664       255,291

PROPERTY, PLANT AND EQUIPMENT                               4,667         4,778
                                                      -----------   -----------
                                                          104,331       260,069
                                                      ===========   ===========




         See condensed notes to the consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD


----------------------
Warren Holmes, Director

----------------------

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JULY 31, 2005 AND APRIL 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                       July 31,      April 30,
                                                         2005           2005
                                                           $              $
                                                      -----------   -----------

                                   LIABILITIES
CURRENT LIABILITIES

    Accounts payable and accrued liabilities               67,072        83,897

    Convertible promissory notes (see note 6)             200,500       200,500

    Demand promissory notes (see note 5)                  450,973       498,649
                                                      -----------   -----------
                                                          718,545       783,046
                                                      -----------   -----------

                            SHAREHOLDERS' DEFICIENCY

CAPITAL STOCK                                                 903           903

ADDITIONAL PAID-IN CAPITAL                                950,270       854,430

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)               1,175        (2,475)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE      (1,566,562)   (1,375,835)
                                                      -----------   -----------
                                                         (614,214)     (522,977)
                                                      -----------   -----------
                                                          104,331       260,069
                                                      ===========   ===========


     See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND JULY 31, 2004
(AMOUNTS  EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                             For the      For the
                                                             quarter      quarter
                                             Cumulative       ended        ended
                                               since        July 31,      July 31,
                                             inception        2005          2004
                                                 $              $             $
                                             ----------    ----------    ----------

REVENUE                                              --            --            --
                                             ----------    ----------    ----------
OPERATING EXPENSES

    Stock-based compensation                     95,840        95,840            --
    General and administration                  628,775        92,050        77,163
    Project expenses                            978,732         2,594       202,771
    Exploration Tax Credit                     (140,289)           --
    Amortization                                  3,504           243           278
                                             ----------    ----------    ----------
TOTAL OPERATING EXPENSES                      1,566,562       190,727       280,212
                                             ----------    ----------    ----------
LOSS BEFORE INCOME TAXES                     (1,566,562)     (190,727)     (280,212)

    Income taxes                                     --            --            --
                                             ----------    ----------    ----------
NET LOSS                                     (1,566,562)     (190,727)     (280,212)
                                             ==========    ==========    ==========
Loss per share - basic and diluted                              (0.02)        (0.03)
                                                           ==========    ==========
Weighted average common shares outstanding                  9,025,045     8,515,508
                                                           ==========    ==========


       See condensed notes to the interim consolidated financial statements.


                                                                                  3

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2005 AND JULY 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                            For the        For the
                                                                            quarter        quarter
                                                             Cumulative      ended          ended
                                                               since        July 31,       July 31,
                                                             inception        2005           2004
                                                                 $             $               $
                                                            -----------    ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the year                                    (1,566,562)     (190,727)     (280,212)
    Items not requiring an outlay of cash:
      Amortization                                                3,504           243
                                                                                                278
      Shares issued for property payment                        214,242            --            --
      Stock-based compensation                                   95,840        95,840            --
      Decrease (Increase) in prepaid expenses and deposits       (4,304)       98,371       (32,956)
      Increase in exploration tax credit receivable             (72,203)           --            --
      Increase (Decrease) in accounts payable and accrued
          liabilities                                            66,582       (16,825)        7,866
                                                            -----------    ----------     ---------
NET CASH USED IN OPERATING ACTIVITIES                        (1,262,901)      (13,098)     (305,024)
                                                            -----------    ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                    (6,784)           --            --

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments from a shareholder                                 1,180            --            --
    Proceeds from Convertible promissory notes                  200,500        56,250
    Proceeds (Repayments) from Demand promissory notes          450,973       (47,676)      175,216
    Proceeds from issuance of shares                            641,092            --            --
                                                            -----------    ----------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,293,745       (47,676)      231,466
                                                            -----------    ----------     ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE
    RATE CHANGES                                                 (7,007)       (1,429)       (1,439)
                                                            -----------    ----------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FOR THE PERIOD                                    17,053       (62,203)      (74,997)

    Cash and cash equivalents, beginning of period                   --        79,256       134,925
                                                            -----------    ----------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         17,053        17,053        59,928
                                                            ===========    ==========     =========
INCOME TAXES PAID                                                                  --            --
                                                            ===========    ==========     =========
INTEREST PAID                                                     8,735         3,032            --
                                                            ===========    ==========     =========


               See condensed notes to the interim consolidated financial statements.


                                                                                                  4

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE QUARTER ENDED JULY 31, 2005 AND THE YEAR ENDED APRIL 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                                         Deficit,
                                                                      accumulated                     Accumulated
                                 Number of       Common   Additional   during the                           Other
                                    Common       Shares      Paid-in  exploration   Comprehensive   Comprehensive
                                    Shares       amount      Capital        stage    Income (loss)   Income (loss)
                                ----------   ----------   ----------   ----------   -------------   -------------
                                    #            #             $            $             $             $

Balance as of April 30, 2004     8,815,508          882      697,299     (567,689)       (455,702)        (12,192)
                                                                                    =============

Issuance of Common shares
for property payment               133,333           13       99,987           --              --              --
Issuance of common shares
on conversion of Convertible
promissory note                     76,204            8       57,144           --              --              --

Foreign currency translation            --           --           --           --           9,717           9,717

Net loss for the year                   --           --           --     (808,146)       (808,146)             --

Balance as of April 30, 2005     9,025,045          903      854,430   (1,375,835)       (798,429)         (2,475)
                                                                                    =============
Foreign currency translation            --           --           --           --           3,650           3,650
Stock-based compensation                --           --       95,840           --              --              --
Net loss for the three months           --           --           --     (190,727)       (190,727)             --
                                ----------   ----------   ----------   ----------   -------------   -------------
Balance as of July 31, 2005      9,025,045          903      950,270   (1,566,562)       (187,077)          1,175
                                ==========   ==========   ==========   ==========   =============   =============


                      See condensed notes to the interim consolidated financial statements.

                                                                                                                5

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended April 30, 2006. Interim financial statements should be read in conjunction with the Company's annual audited financial statements.

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

      The Company has no source for operating revenue and expects to incur significant expenses before establishing revenue. The Company's future success is dependent upon its ability to raise sufficient capital, not only to maintain its general and administrative expenses, but also to continue to explore for ore reserves and develop those it has on its mining claims. There is no guarantee that such capital will be available on acceptable terms, if at all.

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

      The comparative interim consolidated financial statements of the Company are those of YGC and the merger and recapitalization was reported as a line item in the Statements of Changes in Stockholders' Deficiency.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


4.    COMMITMENTS AND CONTINGENCIES

      (a)   Mount Hinton area mining claims

      On July 7, 2002 YGC entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. This agreement was replaced with a revised and amended agreement (the "Hinton Option Agreement") dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement is between the Company, its wholly owned subsidiary YGC and the Hinton Syndicate.

      YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below.

      The schedule of Property Payments and Work Programs are as follows:

      PROPERTY PAYMENTS

      On execution of the July 7, 2002 Agreement     $19,693  (CDN$ 25,000) Paid
      On July 7, 2003                                $59,078  (CDN$ 75,000) Paid
      On July 7, 2004                                $118,157 (CDN$150,000) Paid
      On January 2, 2006                             $122,539 (CDN$150,000)
      On July 7, 2006                                $122,539 (CDN$150,000)
      On July 7, 2007                                $122,539 (CDN$150,000)
      On July 7, 2008                                $122,539 (CDN$150,000)
                                   TOTAL             $687,084 (CDN$850,000)


      WORK PROGRAM-EXPENDITURES TO BE INCURRED IN THE FOLLOWING PERIODS;

      July 7/02 to July 6/03                $  118,157 (CDN$  150,000) Incurred
      July 7/03 to July 6/04                $  196,928 (CDN$  250,000) Incurred
      July 7/04 to July 6/05                $  256,006 (CDN$  325,000) Incurred
      July 7/05 to Dec.31/06                $  612,695 (CDN$  750,000)
      Jan. 1/07 to Dec. 31/07               $  816,927 (CDN$1,000,000)
      Jan. 1/08 to Dec. 31/08               $1,021,158 (CDN$1,250,000)
      Jan.  1/09 to Dec. 31/09              $1,225,390 (CDN$1,500,000)
                                   TOTAL    $4,247,261 (CDN$5,225,000)

      Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

      25% interest upon Work Program expenditures of $1,225,390 (CDN$1,500,000)

      50% interest upon Work Program expenditures of $2,042,317 (CDN$2,500,000)

      75% interest upon Work Program expenditures of $4,247,261 (CDN$5,225,000)

      In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement. Section 2.2a) of the Hinton Option Agreement defines the term, "incurred" as follows: "Costs shall be deemed to have been "incurred" when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur." Consequently, the term, "incurred" includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December31, 2006, by May 15 of 2006.

      The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,247,261 (CDN$5,225,000) or
      (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,084,634 (CDN$5,000,000).

      The Hinton Option Agreement provides that the Hinton Syndicate receive a 2% "net smelter returns royalty." In the event that the Company exercises its option to buy-out the remaining 25% interest of the Hinton Syndicate (which is only possible if the Company has reached a 75% interest, as described above) then the "net smelter return royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The "net smelter return royalty" is a percentage of the gross revenue received from the sale of the ore produced from the mine less certain permitted expenses.

      The Hinton Option Agreement entitles the Hinton Syndicate to recommend for appointment one member to the board of directors of the Company.

      The Hinton Option Agreement provides both parties (YGC and Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

      The Hinton Syndicate members each have the option to receive their share of property payments in stock of the Company at a 10% discount to the market and once the Company has obtained a listing on a Canadian stock exchange. YGC and the Company have a further option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of the Company.

      b)    The Marg Property

      In March 2005, the Company acquired rights to purchase 100% of the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the Mayo Mining District of the Yukon Territory of Canada. Title to the claims is registered in the name of YGC.

      The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement ("Agreement") with Atna Resources Ltd. ("Atna"). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company has agreed to make subsequent payments under the Agreement of: (i) $40,846 (CDN$50,000) cash and an additional 133,333 common shares of the Company on or before December 12, 2005; (ii) $81,693 (CDN$100,000) cash and an additional 133,334 common shares of the Company on or before December 12, 2006; (iii) $81,693 (CDN$100,000) cash on or before December 12, 2007; and (iv) $163,386 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production, at the Marg Property, the Company will pay to Atna $816,930 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

5.    DEMAND PROMISSORY NOTES

      On June 25, 2004 the Company issued an unsecured demand promissory note to an arms length shareholder for $100,000. The note is non-interest bearing and due on demand. The Company agreed to pay a financing fee of $5,000.

      On March 1, 2005 the Company entered into a Loan Agreement with Medallion Capital Corp. ("Medallion") under which it promised to pay Medallion on demand $198,649 (CDN$250,000). The loan bears interest at 9% per annum payable monthly. The obligation of the Company under the Loan Agreement was secured by all of its rights in and to the Marg Acquisition Agreement. The $198,649 (CDN$250,000) principal amount of the demand note is made up of $79,460 (CDN$100,000) advanced to the Company on June 28, 2004 by Stafford Kelley and $119,189 (CDN$150,000) advanced by Medallion to Atna for the Marg Property. Mr. Kelley's $79,460 (CDN$100,000) loan was assigned to Medallion and that note has been cancelled. The Company paid $47,676 (CDN$60,000) off the principal amount of the Loan due Medallion on June 30, 2005. On September 12, 2005 Medallion released the Company from the obligation to secure the loan with the rights under the Marg Acquisition Agreement and the obligation is now secured with a demand promissory note only. Medallion is a company controlled by Stafford Kelley a former officer and director of the Company and presently a consultant to the Company. Mr. Kelley was entitled to the $4,085 (CDN$5,000) financing fee related to the transaction and was paid this amount on August 31, 2005.

      On April 15, 2005 the Company issued an unsecured demand promissory note to an arms length shareholder for $200,000. This note bears interest at 5% per annum.

6.    CONVERTIBLE PROMISSORY NOTES

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

7.    STOCK OPTIONS

      On June 28, 2005 the board of directors granted options to its two new directors to acquire 250,000 shares each, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $0.55 per share based on the closing share price on July 5, 2005.

      The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. The Company has adopted SFAS123(Revised) in this first quarter of 2006.

      The Company has recognized in the financial statements, stock-based compensation cost of $ 95,840. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

      Risk free rate                            3.0%
      Volatility factor                       60.12%
      Expected dividends                        nil

8.    SUBSEQUENT EVENTS

      Subsequent to the end of the quarterly period ended July 31, 2005 the Company raised $685,572.

      On August 23, 2005 the board of directors approved the issuance of 24,336 Units to an arms length company and 12,168 Units to an officer of the Company at $0.55 per Unit, in settlement of an accounts payable for services, for a total of $20,077 (CDN$24,398). Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring on August 15, 2007.

      On August 29, 2005, the Company completed the sale of 149,867 Units to a Director of the Company for $82,427 (CDN$100,000). In addition a Demand promissory note in the amount of $200,000 plus interest of $3,068.25E was converted to 369,215 Units. Each Unit was priced at $0.55 per Unit and consisted of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share for $1.00 per share for a period of two (2) years following the closing date

      On August 31, 2005, the Company accepted subscriptions from four accredited investors and one accredited corporation, all residents of Canada, for a total of 200,000 Units priced at $0.55 per Unit for a total of $110,000. Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period of two (2) years following the closing.

      Each of the foregoing private placements was made pursuant to an exemption from registration under the Securities Act of 1933 afforded by Regulation S.

      On August 26, 2005 the board of directors approved the issuance of 490,909 Units at $0.55 per Unit to an arms length accredited shareholder for a total of $270,000. Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share, after one year and seven days following closing, for a period of two (2) years following the date that is one year and seven days after the closing. The Company received $20,000 of the subscription price on August 12, 2005 as a loan to be applied to the subscription price and $100,000 on September 13, 2005 and a promissory note for $150,000 due on or before October 1, 2005 for the balance of the subscription price. This private placement was made in reliance on an exemption from registration under 506 of Regulation D of the Securities Act of 1933

      On April 18, 2005 the Company entered into an Engagement Letter with an underwriter under which the underwriter was to raise a total of $5,881,872 (CDN$7,200,000) by private placement outside of the U.S. of Special Warrants exercisable for up to 5,000,000 Units at $0.82 (CDN$1.00) per Unit and 2,000,000 flow-through Units at $0.90 (CDN$1.10) per Unit. These efforts to raise capital were unsuccessful and the engagement was terminated on August 25, 2005.

      On September 7, 2005 the Company entered into an Engagement Letter with an underwriter to lead the raising of a minimum $2,450,780 (CDN$3,000,000), maximum $3,267,707 (CDN$4,000,000). $1,225,390 (CDN$1,500,000) to
      $1,633,853 (CDN$2,000,000) of the financing is to be Units consisting of one common share and one half a share purchase warrant. Each full warrant to be exercisable for one common share within one year of closing. $1,225,390 (CDN$1,500,000) to $1,633,853 (CDN$2,000,000) of the financing is to be flow-through shares. No price has been established for the Units, warrant shares or flow-through shares as of the date of this application.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                              FOR THE YEAR TO DATE

FORWARD-LOOKING STATEMENTS The statements contained in this report on Form 10QSB which are not historical facts may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including the factors set forth in RISK FACTORS below and the risks described in the Company's prospectus dated December 3, 2004, and other public record material available on the SEC EDGAR system. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

OVERVIEW The following discussion and analysis is intended to help you understand the Company's financial condition and results of operations for the three months ended July 31, 2005. You should read the following discussion and analysis together with the Company's audited financial statements and the notes to the financial statements for the year ended April 30, 2005. The Company's planned principal activities have not yet produced revenues and the Company has suffered recurring operating losses. The Company expects these operating losses to continue for so long as the Company remains in an exploration stage, and thereafter until the Company establishes a profitable mining operation. As at July 31, 2005, the Company had accumulated losses of $1,566,562. These losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to emerge from the exploration stage and conduct mining operations is dependent in large part upon the Company raising additional equity or debt financing; receiving funding from related parties and shareholders; and the future market for the minerals, which may be located in the Company's mineral claims.

DESCRIPTION OF BUSINESS Yukon Gold Corporation, Inc. (the "Company") is an exploration stage mining company. The Company's objective is to acquire advanced projects with known resources and mineral claims that warrant exploration for potential resources. At present all operations are carried on through the Company's wholly owned subsidiary Yukon Gold Corp. ("YGC") which holds a substantial mineral claim position in the Mayo Mining District of the Yukon Territory, Canada. These mineral claims are in two separate and distinct groups that are referred to herein as the Marg Property and the Mount Hinton Property which are located within 20 miles of each other. There is no assurance that the mineral resource on the Marg Property can be economically developed or that a commercially viable mineral resource exists on the Mount Hinton Property. Further exploration and development will be required before a final evaluation of the economics and feasibility of these properties is determined. There are current National Instrument 43-101 reports describing both properties available on the Company's Web site at www.yukongoldcorp.com.

If the Company is successful in demonstrating the economic feasibility of these properties, it envisions a central milling facility that would be capable of servicing both projects and possibly other projects in the area. The Company plans to continue to seek out opportunities for other acquisitions in the area.

THE MARG PROPERTY In March 2005, the Company acquired rights to purchase 100% of the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the Mayo Mining District of the Yukon Territory of Canada. Title to the claims is registered in the name of YGC.

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement ("Agreement") with Atna Resources Ltd. ("Atna"). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company has agreed to make subsequent payments under the Agreement of: (i) $40,846 (CDN$50,000) cash and an additional 133,333 common shares of the Company on or before December 12, 2005; (ii) $81,693 (CDN$100,000) cash and an additional 133,334 common shares of the Company on or before December 12, 2006; (iii) $81,693 (CDN$100,000) cash on or before December 12, 2007; and (iv) $163,386 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production, at the Marg Property, the Company will pay to Atna $816,930 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

DESCRIPTION
The Marg resource consists of a series of continuous to discontinuous sheets of massive and semi-massive sulphide mineralization. Up to eight sulphide sheets can occur on a single section although most of the mineralization occurs within four sheets (Zones A-D). The resource classified in accordance with NI 43-101 is stated in the table below:


---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
  ZONE     CLASSIFICATION    AVERAGE THICKNESS (M)       TONNES      COPPER%     LEAD %     ZINC %   SILVER G/T   GOLD G/T
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
A          Indicated       4.8m                        57,605      1.93         3.56       6.33      105.14      1.93
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
           Inferred                                    75, 413     0.68         0.96       2.10      35.22       0.45
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
B          Indicated       3.7m                        785,497     1.70         2.21       4.08      61.90       0.90
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
           Inferred                                    80,548      1.46         2.22       4.34      53.29       0.87
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
C          Indicated       8.6m                        1,459,564   1.60         2.45       4.31      73.41       1.21
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
           Inferred                                    289,330     1.90         2.10       3.95      60.04       1.26
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
D          Indicated       5.1m                        2,343,521   1.95         2.75       5.26      59.97       0.85
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
           Inferred                                    435,488     1.48         1.88       3.80      46.12       0.85
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
TOTAL      INDICATED       6.0M                        4,646,200   1.80         2.57       4.77      65.08       0.99
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------
TOTAL      INFERRED        6.0M                        880,800     1.55         1.90       3.75      50.42       0.95
---------- --------------- --------------------------- ----------- ------------ ---------- --------- ----------- -----------

It is estimated that an additional 15-18 drill holes would be required to upgrade the inferred resources to the indicated category. It is highly probable that these holes would also increase the overall size of the deposit.

RESULTS The four massive sulphide zones have been termed `A' through `D' with `A' being the footwall or lowermost zone and `D' being the hangingwall or uppermost zone. Tonnage and grades for selected polygons have been compiled by zone.

Zone `A' is a discontinuous band of mineralization that has been traced over a 1,200 metre strike length by 17 drill intercepts. Length weighted average grades for these intercepts are 0.90% Cu, 1.43% Pb, 2.81% Zn, 40.6 g/t Ag and 0.50 g/t Au over 2.8m. Only 6 polygons meet the requirements to be included in the resource estimate and when a CNSR $40 cut-off grade is applied, only two polygons are included.

Zone `B' is 800 m long and is defined by 32 drill intercepts averaging 1.41% Cu, 1.92% Pb, 3.70% Zn, 53.9 g/t Ag, and 0.69 g/t Au over a 2.5 m thickness. The eastern lobe of this crescent shaped horizon displays good continuity, at least relative to the underlying `A' zone, for some 600 metres. Application of the thickness, grade and continuity constraints results in only 12 of the intersection polygons contributing to the resource estimate.

Zone `C' extends for 1,100 m along strike and up to 500 m in the down-dip direction with 34 drill intercepts averaging 1.40% Cu, 2.33% Pb, 3.85% Zn, 53.0 g/t Ag and 1.08 g/t Au over 4.5 metres. Some anomalous thicknesses, up to 22.9 m, and elevated precious metal contents distinguish this zone from the others. Drill-hole 88-02 contains 319 g/t Ag and 1.71 g/t Au which are highly anomalous. Because this hole is very close to surface the high precious metal contents could be due to supergene enrichment or to oxidation of the sulphide minerals and loss of Fe and S and corresponding mass loss as suggested by very low copper and zinc values (0.26 and 0.02, respectively). Seventeen of the 34 polygons exceed the grade, thickness and continuity criteria and comprise 4 separate zones, although 3 zones are semi-continuous. One polygon in this zone accounts for nearly 25% of the contained tonnes and therefore tends to skew the average thickness upwards.

Zone `D' is the most continuous of the zones and extends for 1,200 m along strike and up to 650 m in the down-dip direction. There are 52 drill intercepts with an average grade of 1.87% Cu, 2.55% Pb, 4.67% Zn, 45.8 g/t Ag, and 0.87 g/t Au. Of the 52 intercepts, 32 polygons met the selection criteria and form a nearly continuous zone 600 m long and 300 m down-dip with only a few outliers. This zone contains 50.3% of the total estimated resource and remains open to expansion.

Exploration potential within the Marg property is high. Recognition of the structural style of the sheath folds allows the prediction of the location of prospective stratigraphy in the sub-surface. Mapping and prospecting have discovered structural repetitions of the volcanogenic massive sulphide host stratigraphy that contain sulphide occurrences, such as the Leyla zone, which highlight the potential for discovery of new zones of massive sulphide mineralization. The previously discovered Jane zone, (on the Marg Property) is hosted by the strike extension of the Marg deposit host rocks, and thickness of the volcanic package and the intensity of alteration appears to be significantly greater than that present in the Marg area, presenting a very attractive exploration target. The deposit remains open to expansion along its edges and drilling to upgrade the inferred part of the resource has potential to expand the deposit size. The tendency for volcanogenic massive sulphide deposits to cluster, as well as potential for structural repetitions, suggests that the rock sequence hosting the Marg deposit remains highly prospective down-dip and to the west. Deep penetration geophysics or bore-hole geophysics could play a significant role in exploring this favorable stratigraphy.

THE MOUNT HINTON PROPERTY On July 7, 2002 YGC entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. This agreement was replaced with a revised and amended agreement (the "Hinton Option Agreement") dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement is between the Company, its wholly owned subsidiary YGC and the Hinton Syndicate.

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below.

The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement          $  19,693 (CDN$ 25,000) Paid
On July 7, 2003                                     $  59,078 (CDN$ 75,000) Paid
On July 7, 2004                                     $118,157 (CDN$ 150,000) Paid
On January 2, 2006                                  $122,539 (CDN$ 150,000)
On July 7, 2006                                     $122,539 (CDN$ 150,000)
On July 7, 2007                                     $122,539 (CDN$ 150,000)
On July 7, 2008                                     $122,539 (CDN$ 150,000)
                                    TOTAL           $687,084 (CDN$850,000)

WORK PROGRAM-EXPENDITURES TO BE INCURRED IN THE FOLLOWING PERIODS;

July 7/02 to July 6/03                        $118,157   (CDN$ 150,000) Incurred
July 7/03 to July 6/04                        $196,928   (CDN$ 250,000) Incurred
July 7/04 to July 6/05                        $256,006   (CDN$ 325,000) Incurred
July 7/05 to Dec.31/06                        $612,695   (CDN$ 750,000)
Jan. 1/07 to Dec. 31/07                       $816,927   (CDN$ 1,000,000)
Jan. 1/08 to Dec. 31/08                       $1,021,158 (CDN$ 1,250,000)
Jan.  1/09 to Dec. 31/09                      $1,225,390 (CDN$ 1,500,000)
                                    TOTAL     $4,247,261 (CDN$ 5,225,000)



Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

     25% interest upon Work Program expenditures of $1,225,390 (CDN$1,500,000)

     50% interest upon Work Program expenditures of $2,042,317 (CDN$2,500,000)

     75% interest upon Work Program expenditures of $4,247,261 (CDN$5,225,000)


In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement.
Section 2.2a) of the Hinton Option Agreement defines the term, "incurred" as follows: "Costs shall be deemed to have been "incurred" when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur." Consequently, the term, "incurred" includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,247,261 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,084,634 (CDN$5,000,000).

The Hinton Option Agreement provides that the Hinton Syndicate receive a 2% "net smelter returns royalty." In the event that the Company exercises its option to buy-out the remaining 25% interest of the Hinton Syndicate (which is only possible if the Company has reached a 75% interest, as described above) then the "net smelter return royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The "net smelter return royalty" is a percentage of the gross revenue received from the sale of the ore produced from the mine less certain permitted expenses.

The Hinton Option Agreement entitles the Hinton Syndicate to recommend for appointment one member to the board of directors of the Company.

The Hinton Option Agreement provides both parties (YGC and Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

The Hinton Syndicate members, each has the option to receive their share of property payments in stock of the Company at a 10% discount to the market and once the Company has obtained a listing on a Canadian stock exchange YGC and the Company have a further option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of the Company.

The Hinton Property is located approximately 6 miles southeast of Keno City and 150 north of Whitehorse within the Tombstone Gold Belt.

DESCRIPTION The Mount Hinton Property is located within the Tombstone Gold Belt immediately to the east of the Keno-Elsa Silver Camp. Recognized as one of the more prospective gold regions in the world, the Tombstone Gold Belt is comprised of several mineral rich districts that extend more than 1000 km across the North American Cordillera (Alaska and Yukon). Though mineralization types vary they are all related to a distinctive northwest trending belt of plutonic intrusions termed the Tombstone Suite.

The Mt. Hinton gold veins and silver deposits of the Keno Hill Silver Camp occur within the Keno Hill Quartzite where brittle failure has created major fracture zones for mineral deposition. The brittle quartzite represents a tectonic sheet or bed separated by two major faults called the Tombstone and Robert Service thrusts. The Keno Hill Quartzite is 600 metres thick in the silver zones and as much as 2000 metres thick on the Mount Hinton Property.

Economic silver deposits in the Keno Hill are best developed within the relatively brittle Keno Hill Quartzite. Within productive areas the ore zones occur throughout the full quartzite bed from hanging wall to footwall. Strike lengths of individual ore shoots range from 30 to 335 metres, with thicknesses ranging from 0.3 to 30 metres. The Mount Hinton Property gold zones mirror the physical characteristics of the Keno Hill silver zones although they are much more enriched in gold.

Over 50 mineralized gold veins, vein segments and float trains have been identified on the Mount Hinton Property. These veins form a broad vein fault system, (Mt. Hinton Gold Trend), 300 metres wide and 3000 metres long. To date gold mineralization has been found over a vertical distance of 426 metres. The extent of this system may encompass the entire lateral and vertical extent of the Keno Hill Quartzite bound by the Tombstone and Robert Service thrust faults. From footwall to hanging wall the relatively shallow dipping quartzite unit represents better then 2000 metres of thickness and 8000 metres of strike length where it is intersected by the Mt. Hinton vein fault system. Parallel vein fault systems may also be present.

The two strongest veins, the 19 and 52 vein systems represent the key target area. The 19 vein has been traced through mapping, trenching and a defined air photo lineament for 366 metres. Current exploration has extended the 52 vein for 1000 metres. Geochemical sampling has outlined a highly anomalous gold and pathfinder element anomaly representing the projected westerly strike of the 52 Vein.

Gold and silver mineralization occurs within quartz veins as well as clay-rich fault gouge zones that bound the veins. These clay-rich zones were never historically sampled by previous operators whereas recent sampling by the Company has shown that significant gold and silver values may be present across the entire vein structures and, therefore, relatively well developed precious metal mineralization may be present over greater widths than previously thought. Grab samples of 52 Vein material exposed intermittently by hand trenching and machine trenching on a steep north facing slope assayed up to 6.0 g/t Au with 2350 g/t Ag and 127.5 g/t Au with 1575 g/t Ag and a 1.30 m channel sample ran
9.0 g/t Au with 39.0 g/t Ag. Results of 2003 and 2004 exploration on the Mount Hinton Property suggest that the 52 vein system may be well-mineralized with significant gold and silver mineralization along its entire strike length.

Other veins of merit within the same area are:

      o 21 vein, weighted average of samples over a 22 metre strike length ran 42.5 g/t Au and 319 g/t Ag over average width of 105 cm.

      o 35 vein, weighted average of samples over a 6.1 metre strike length ran 16.80 g/t Au and 614 g/t Ag over average width of 183 cm.

These individual veins delineate continuous gold mineralization over the distances sampled and sampling was terminated because of talus thicknesses.

The two bulk metallurgical samples taken from the 15 and 21 veins by United Keno Hill Mines Ltd. in 1967/68 returned head grades of 50.88 g/t Au, 144.96 g/t Ag and 72.32 g/t Au, 659.2 g/t Ag respectively. The geological and structural model developed from 100 years of mining similar structures in the Keno area, demonstrates the potential for continuity of gold mineralization in the Mt. Hinton trend. There is a very high probability of locating economic gold lenses of such grade that direct shipping is possible. All attempts to further delineate the ore shoots contained within the system have been thwarted by coarse talus, permafrost, steep terrain and the difficulty in sampling clay mineralization. Because of the physical setting of the known veins, the most cost effective way to test the Mt. Hinton trend is via underground development.

DISCUSSION OF OPERATIONS & FINANCIAL CONDITION
THREE MONTHS ENDED JULY 31, 2005

REVENUES

No revenue was generated by the Company's operations during the three month periods ended July 31, 2005 and July 31, 2004.

EXPENSES

The Company's expenses are reflected in the Interim Consolidated Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The most significant components of expenses which have contributed to the Company's net operating losses are stock based compensation cost of $95,840 and general & administrative expenses of $92,050. They both collectively represent more than 98% of expense for the three-month period ended July 31, 2005. Project expenses for the three-month period ended July 31, 2005 were approximately 1.4% of overall expenses as compared to approximately 72% for the three-month period ended July 31, 2004. General & administrative expenses increased by $14,887 in this quarter as compared to the previous quarter. There were no capital purchases during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Subsequent to the quarterly period ended July 31, 2005 the Company raised $685,572.

On August 23, 2005 the board of directors approved the issuance of 24,336 Units to an arms length company and 12,168 Units to an officer of the Company at $0.55 per Unit, in settlement of an accounts payable for services, for a total of $20,077 (CDN$24,398). Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring on August 15, 2007.

On August 29, 2005, the Company completed the sale of 149,867 Units to a Director of the Company for $82,427 (CDN$100,000). In addition a Demand promissory note in the amount of $200,000 plus interest of $3,068.25 was converted to 369,215 Units. Each Unit was priced at $0.55 per Unit and consisted of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share for $1.00 per share for a period of two (2) years following the closing date.

On August 31, 2005, the Company accepted subscriptions from four accredited investors and one accredited corporation, all residents of Canada, for a total of 200,000 Units priced at $0.55 per Unit for a total of $110,000. Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period of two (2) years following the closing.

Each of the foregoing private placements was made pursuant to an exemption from registration under the Securities Act of 1933 afforded by Regulation S.

On August 26, 2005 the board of directors approved the issuance of 490,909 Units at $0.55 per Unit to an arms length accredited shareholder for a total of $270,000. Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share, after one year and seven days following closing, for a period of two (2) years following the date that is one year and seven days after the closing. The Company received $20,000 of the subscription price on August 12, 2005 as a loan to be applied to the subscription price and $100,000 on September 13, 2005 and a promissory note for $150,000 due on or before October 1, 2005 for the balance of the subscription price. This private placement was made in reliance on an exemption from registration under 506 of Regulation D of the Securities Act of 1933

On April 18, 2005 the Company entered into an Engagement Letter with an underwriter under which the underwriter was to raise a total of $5,881,872 (CDN$7,200,000) by private placement outside of the U.S. of Special Warrants exercisable for up to 5,000,000 Units at $0.82 (CDN$1.00) per Unit and 2,000,000 flow-through Units at $0.90 (CDN$1.10) per Unit. These efforts to raise capital were unsuccessful and the engagement was terminated on August 25, 2005.

On September 7, 2005 the Company entered into an Engagement Letter with an underwriter to lead the raising of a minimum $2,450,780 (CDN$3,000,000), maximum $3,267,707 (CDN$4,000,000). $1,225,390 (CDN$1,500,000) to $1,633,853
(CDN$2,000,000) of the financing is to be Units consisting of one common share and one half a share purchase warrant. Each full warrant to be exercisable for one common share within one year of closing. $1,225,390 (CDN$1,500,000) to $1,633,853 (CDN$2,000,000) of the financing is to be flow-through shares. No price has been established for the Units, warrant shares or flow-through shares as of the date of this report.

ACCOUNTING PRONOUNCEMENT AND POLICIES:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company re-evaluates its estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in the Company's Annual Report for the year ended April 30, 2005. As of July 31, 2005, the Company is not aware of any additional pronouncements that materially affect the Company's financial position or results of operations.

RISK FACTORS

1. THE COMPANY HAS NO SOURCE OF OPERATING REVENUE AND EXPECTS TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF IT IS ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, the Company has no source of revenue, minimal working capital and no commitments to obtain additional financing. The Company does not have enough working capital to carry out its exploration programs or to meet contractual commitments. The Company has no operating history upon which an evaluation of its future success or failure can be made. The ability to achieve and maintain profitability and positive cash flow is dependent upon:

      - raising capital to develop the Marg Property, establish a mining operation, and operate this mine in a profitable manner;

      - further exploration of the Mount Hinton Property and the results of that exploration;

      - raising the capital necessary to conduct this exploration and preserve the Company's interests in its mineral claims.

Because the Company has no operating revenue, it expects to incur operating losses in future periods as it continues to spend funds to explore and develop the Mount Hinton and Marg Properties. Failure to raise the necessary capital to continue exploration and development could cause the Company to go out of business.

2. IF THE COMPANY DEVELOPS OTHER MINERAL RESOURCES, THERE IS NO GUARANTEE THAT PRODUCTION WILL BE PROFITABLE.

Even if the Company finds other commercial mineral resources, there is no assurance that it will be able to mine them or that a mining operation would be profitable on any of its properties.

3. THE COMPANY MUST MAKE REGULAR ONGOING EXPENDITURES IN ORDER TO MAINTAIN ITS MINERAL CLAIMS.

The Company has an option agreement (Hinton Option Agreement) with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the Mount Hinton Property mineral claims. The agreement with the Hinton Syndicate requires regular ongoing expenditures. If the Company fails to make these expenditures, it will not earn an interest in these mineral claims.

The Company acquired the rights to purchase and develop the Marg Property. This acquisition also requires the Company to make material deferred payments on December 31 of 2005, 2006, 2007, and 2008. If the Company is unable to raise sufficient capital to make these payments it may lose all of its rights in the Marg Property.

4.    WEATHER   INTERRUPTIONS   IN  THE  YUKON   TERRITORY  MAY  DELAY  PROPOSED
EXPLORATION OPERATIONS.

Weather factors could significantly affect the Company's exploration efforts. Work above ground at higher elevations on the Mount Hinton and Marg Properties is generally limited to late May until early October of each year, depending upon how early snowfall occurs. This could delay work on the project, increase costs and limit the ability to meet the requirements of the agreements which would adversely affect the Company's ability to continue in business.

5. THE COMPANY IS HIGHLY DEPENDENT UPON ITS OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

None of the Company's officers or directors work for the Company on a full-time basis. There are no proposals or definitive arrangements to compensate the other officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. Four of the directors are officers or directors of other companies in similar exploration businesses. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive, or where they will allocate new business opportunities. Also, the Company has no key man life insurance policy on any of these individuals. The loss of one or more of these officers or directors could adversely affect the ability to carry on business.

6.    THE COMPANY COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

The Company could face delays in obtaining permits to operate on the property covered by the claims. Such delays could jeopardize financing, if any is available, in which could result in having to delay or abandon work on the Mount Hinton and Marg Properties.

7. THE NUMBER OF UNREGISTERED AND FREELY TRADABLE SHARES OF COMMON STOCK COULD DEPRESS THE TRADING PRICE OF THE COMPANY'S COMMON STOCK.

85.4% of the 10,271,540 common shares outstanding as of August 31, 2005 may be re-sold by their respective holders at any time without registration under the Securities Act of 1933 and the remaining 14.6% will be eligible to be sold after they have been held for one year. Consequently, a large number of shares could be offered for sale and this could cause the trading price of the shares to decline.

8.    GOING CONCERN QUALIFICATION

The Company has included a "going concern" qualification in its April 30, 2005 Consolidated Financial Statements to the effect that they are an exploration stage company and have no established sources of revenue. In the event that the Company is unable to raise additional capital and locate ore resources, as to which there can be no assurance, it may not be able to continue operations.

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

In connection with the Company's compliance with securities laws and rules, its board of directors evaluated the Company's disclosure controls and procedures. The board of directors has concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in these controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal financial controls and procedures have been designed under the supervision of our board of directors and reviewed by an independent auditor. The internal financial controls provide reasonable assurance regarding the reliability of the Company's financial reporting and preparation of financial statements in accordance with generally accepted accounting principals. There have been no significant changes in these controls or in other factors that could significantly affect these controls since they were instituted, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company's property is the subject of a pending legal proceeding.


ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Subsequent to the quarterly period ended July 31, 2005 the Company raised $685,572.

On August 23, 2005 the board of directors approved the issuance of 24,336 Units to an arms length company and 12,168 Units to an officer of the Company at $0.55 per Unit in settlement of an accounts payable for services for a total of $20,077 (CDN$24,398). Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring on August 15, 2007.

On August 29, 2005, the Company completed the sale of 149,867 Units to a Director of the Company for $82,427 (CDN$100,000). In addition, a Demand Promissory Note in the amount of $200,000 plus interest of $3,068.25 was converted to 359,215 Units. Each Unit was priced at $0.55 per Unit and consisted of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share for $1.00 per share for a period of two (2) years following the closing date.

On August 31, 2005, the Company accepted subscriptions from four accredited investors and one accredited corporation, all residents of Canada, for a total of 200,000 Units priced at $0.55 per Unit for a total of $110,000. Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period of two (2) years following the closing.

Each of the foregoing private placements was made pursuant to an exemption from registration under the Securities Act of 1933 afforded by Regulation S.

On August 26, 2005 the board of directors approved the issuance of 490,909 Units at $0.55 per Unit to an arms length accredited shareholder for a total of $270,000. Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share, after one year and seven days following closing, for a period of two (2) years following the date that is one year and seven days after the closing. The Company received $20,000 of the subscription price on August 12, 2005 as a loan to be applied to the subscription price and $100,000 on September 13, 2005 and a promissory note for $150,000 due on or before October 1, 2005 for the balance of the subscription price. This private placement was made in reliance on an exemption from registration under 506 of Regulation D of the Securities Act of 1933.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

        None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        None.

ITEM 5: OTHER INFORMATION:

        None

ITEM 6: EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)   31.1  Certification  of Chief Executive  Officer.
      31.2  Certification of Chief Financial Officer.
      32.1  Certificate of Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 13, 2005                /s/ Rene Galipeau
                                          --------------------------------------
                                          Rene Galipeau, Chief Financial Officer
                                          and Director