Form 10QSB
period 2005-10-31
YUKON GOLD CORP INC
filed 2005-12-15
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED October 31, 2005

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

                            YES |X|           NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                         Outstanding As of October 31, 2005
Common Shares $ .0001 par value                             10,420,087

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                TABLE OF CONTENTS
                                                                         Page No

Interim Consolidated Balance Sheets as of October 31, 2005 and
    April 30, 2005                                                         1-2

Interim Consolidated Statements of Operations for the 6 months and
    3 months ended October 31, 2005 and October 31, 2004                   3

Interim Consolidated Statements of Cash Flows for the 6 months ended
    October 31, 2005 and October 31, 2004                                  4

Interim Consolidated Statements of Changes in Stockholders' Deficiency
    for the 6 months ended October 31, 2005 and the year ended
    April 30, 2005                                                         5

Condensed Notes to Interim Consolidated Financial Statements               6-11

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at October 31, 2005 and April 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

ASSETS

                                                      October 31,     April 30,
                                                         2005           2005
                                                           $              $
                                                      ----------     ----------
CURRENT ASSETS

    Cash and cash equivalents                            130,725         79,256
    Prepaid expenses and other                           263,951        103,832
    Exploration Tax Credit Receivable                         --         72,203
                                                      ----------     ----------
                                                         394,676        255,291

PROPERTY, PLANT AND EQUIPMENT                              5,130          4,778
                                                      ----------     ----------
                                                         399,806        260,069
                                                      ==========     ==========

      See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ W. Warren Holmes
    ----------------
Warren Holmes, Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at October 31, 2005 and April 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                   LIABILITIES

                                                      October 31,     April 30,
                                                         2005           2005
                                                           $              $
                                                      ----------     ----------
CURRENT LIABILITIES

    Accounts payable and accrued liabilities             229,196         83,897

    Convertible promissory note (see note 7)             156,750        200,500

    Demand promissory notes (see note 5)                 250,973        498,649
                                                      ----------     ----------
                                                         636,919        783,046
                                                      ----------     ----------

                     SHAREHOLDERS' DEFICIENCY

CAPITAL STOCK                                              1,042            903

ADDITIONAL PAID-IN CAPITAL                             1,761,874        854,430

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)             (2,227)        (2,475)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE     (1,997,802)    (1,375,835)
                                                      ----------     ----------
                                                        (237,113)      (522,977)
                                                      ----------     ----------
                                                         399,806        260,069
                                                      ==========     ==========

      See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the 6 months and 3 months ended October 31, 2005 and October 31, 2004 (Amounts expressed in US Dollars)
(Unaudited)

                                                              For the        For the        For the        For the
                                                              6 months       6 months       3 months       3 months
                                              Cumulative       ended          ended          ended          ended
                                                 since       October 31,    October 31,    October 31,    October 31,
                                               inception        2005           2004           2005           2004
                                                   $              $              $              $              $
                                              ----------     ----------     ----------     ----------     ----------
REVENUE                                               --             --             --             --             --
                                              ----------     ----------     ----------     ----------     ----------
OPERATING EXPENSES

    Stock-based compensation                     100,100        100,100             --          4,260             --
    General and administration                   807,575        270,850        130,809        178,800         53,646
    Project expenses                           1,226,659        250,521        249,333        247,927         46,562
    Exploration Tax Credit                      (140,289)            --        (42,917)            --        (42,917)
    Amortization                                   3,757            496            571            253            293
                                              ----------     ----------     ----------     ----------     ----------

TOTAL OPERATING EXPENSES                       1,997,802        621,967        337,796        431,240         57,584
                                              ----------     ----------     ----------     ----------     ----------

LOSS BEFORE INCOME TAXES                      (1,997,802)      (621,967)      (337,796)      (431,240)       (57,584)

    Income taxes                                      --             --             --             --             --
                                              ----------     ----------     ----------     ----------     ----------
NET LOSS                                      (1,997,802)      (621,967)      (337,796)      (431,240)       (57,584)
                                              ----------     ----------     ----------     ----------     ----------

Loss per share - basic and diluted                                (0.06)         (0.04)         (0.04)         (0.01)
                                                             ----------     ----------     ----------     ----------
Weighted average common shares outstanding                    9,511,868      8,815,508      9,998,691      8,815,508
                                                             ----------     ----------     ----------     ----------

      See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the 6 months ended October 31, 2005 and October 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                  For the        For the
                                                                                  6 months       6 months
                                                                  Cumulative       ended          ended
                                                                     since       October 31,    October 31,
                                                                   inception        2005           2004
                                                                       $              $              $
                                                                  ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss for the period                                       (1,997,802)      (621,967)      (337,796)
     Items not requiring an outlay of cash:
      Amortization                                                     3,757            496            571
      Shares issued for property payment                             214,242             --             --

      Stock-based compensation                                       100,100        100,100             --
      Issue of shares for professional services                       65,250         65,250             --
      Issue of units against settlement of debts                      20,077         20,077
      Increase in prepaid expenses and deposit                      (255,999)      (153,324)       (30,962)
      Decrease (Increase) in exploration tax credit receivable            --         72,203        (46,419)
      Increase in accounts payable and accrued liabilities           228,706        145,299         14,345
                                                                  ----------     ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                             (1,621,669)      (371,866)      (400,261)
                                                                  ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                         (7,333)          (549)            --
                                                                  ----------     ----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                                 (7,333)          (549)            --
                                                                  ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments from a shareholder                                      1,180             --             --
    Proceeds from Convertible promissory note                        200,500        100,000
    Proceeds (Repayments) from Demand promissory notes               450,973        (47,676)       182,102
    Proceeds from exercise of warrants                                12,000         12,000             --
    Proceeds from issuance of Units/shares                         1,103,519        462,427             --
                                                                  ----------     ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,768,172        426,751        282,102
                                                                  ----------     ----------     ----------
EFFECT OF FOREIGN CURRENCY EXCHANGE
    RATE CHANGES                                                      (8,445)        (2,867)         3,212
                                                                  ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FOR THE PERIOD                                        130,725         51,469       (114,947)

    Cash and cash equivalents, beginning of period                        --         79,256        134,925
                                                                  ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             130,725        130,725         19,978
                                                                  ==========     ==========     ==========

INCOME TAXES PAID                                                                        --             --
                                                                  ==========     ==========     ==========
INTEREST PAID                                                          8,735          3,032             --
                                                                  ==========     ==========     ==========

     See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Financial Statements of Changes in Stockholders' Deficiency For the 6 months ended October 31, 2005 and the year ended April 30, 2005 (Amounts expressed in US Dollars)
(Unaudited)

                                                                                     Deficit,
                                                                                   accumulated                     Accumulated
                                          Number of       Common      Additional    during the                        Other
                                            Common        Shares        Paid-in    exploration    Comprehensive   Comprehensive
                                            Shares        amount        Capital        stage      Income (loss)   Income (loss)
                                          ----------    ----------    ----------   -----------    -------------   -------------
                                                             $             $             $              $               $
Balance as of April 30, 2004               8,815,508           882       697,299      (567,689)      (455,702)        (12,192)
                                                                                                   ==========
Issuance of Common shares
  for property payment                       133,333            13        99,987            --             --              --
Issuance of common shares on
  Conversion of Convertible
Promissory note                               76,204             8        57,144            --             --              --
Foreign currency translation                      --            --            --            --          9,717           9,717
Net loss for the year                             --            --            --      (808,146)      (808,146)             --
                                          ----------    ----------    ----------    ----------     ----------      ----------
Balance as of April 30, 2005               9,025,045           903       854,430    (1,375,835)      (798,429)         (2,475)
                                                                                                   ==========
Stock based compensation-directors                                        95,840
Stock based compensation-consultant                                        4,260
Issue of common shares and
  Warrants on retirement of
  Demand Promissory note                     369,215            37       203,031
Units issued to an outside company
  for professional services settlement        24,336             2        13,384
Units issued to an officer
  for professional services settlement        12,168             1         6,691
Units issued to a director                   149,867            15        82,412
Units issued to outside subscribers          200,000            20       109,980
Units issued to shareholder                  490,909            49       269,951
Issuance of common shares
  for professional services                   75,000             8        65,242
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                            59,547             6        44,654
Issuance of common shares on
Exercise of warrants                          14,000             1        11,999
Foreign currency translation                      --            --            --            --            248             248

Net loss for the 6 months                         --            --            --      (621,967)      (621,967)             --
                                          ----------    ----------    ----------    ----------     ----------      ----------
Balance as of October 31, 2005            10,420,087         1,042     1,761,874    (1,997,802)      (621,719)         (2,227)
                                          ==========    ==========    ==========    ==========     ==========      ==========

      See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

4.    COMMITMENTS AND CONTINGENCIES - CONT'D.

      The schedule of Property Payments and Work Programs are as follows:

      PROPERTY PAYMENTS

      On execution of the July 7, 2002 Agreement     $ 19,693 (CDN$ 25,000) Paid
      On July 7, 2003                                $ 59,078 (CDN$ 75,000) Paid
      On July 7, 2004                                $118,157 (CDN$150,000) Paid
      On January 2, 2006                             $126,990 (CDN$150,000)
      On July 7, 2006                                $126,990 (CDN$150,000)
      On July 7, 2007                                $126,990 (CDN$150,000)
      On July 7, 2008                                $126,990 (CDN$150,000)
                                     TOTAL           $704,888 (CDN$850,000)

      WORK PROGRAM-expenditures to be incurred in the following periods;

      July 7/02 to July 6/03                 $  118,157 (CDN$  150,000) Incurred
      July 7/03 to July 6/04                 $  196,928 (CDN$  250,000) Incurred
      July 7/04 to July 6/05                 $  256,006 (CDN$  325,000) Incurred
      July 7/05 to Dec. 31/06                $  634,948 (CDN$  750,000)
      Jan. 1/07 to Dec. 31/07                $  846,597 (CDN$1,000,000)
      Jan. 1/08 to Dec. 31/08                $1,058,246 (CDN$1,250,000)
      Jan. 1/09 to Dec. 31/09                $1,269,895 (CDN$1,500,000)
                                     TOTAL   $4,380,777 (CDN$5,225,000)

      Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

       25% interest upon Work Program expenditures of $1,269,895 (CDN$1,500,000)

       50% interest upon Work Program expenditures of $2,116,492 (CDN$2,500,000)

       75% interest upon Work Program expenditures of $4,380,777 (CDN$5,225,000)

      In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement. Section 2.2(a) of the Hinton Option Agreement defines the term, "incurred" as follows: "Costs shall be deemed to have been "incurred" when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur." Consequently, the term, "incurred" includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006.

      The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,380,777 (CDN$5,225,000) or
      (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,232,983 (CDN$5,000,000).

      The Hinton Option Agreement provides that the Hinton Syndicate receive a 2% "net smelter return royalty." In the event that the Company exercises its option to buy-out the remaining 25% interest of the Hinton Syndicate (which is only possible if the Company has reached a 75% interest, as described above) then the "net smelter return royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The "net smelter return royalty" is a percentage of the gross revenue received from the sale of the ore produced from the mine less certain permitted expenses.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

4.    COMMITMENTS AND CONTINGENCIES - CONT'D.

      The Hinton Option Agreement entitles the Hinton Syndicate to recommend for appointment one member to the board of directors of the Company.

      The Hinton Option Agreement provides both parties (YGC and Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

      The Hinton Syndicate members each have the option to receive their share of property payments in stock of the Company at a 10% discount to the market, once the Company has obtained a listing on a Canadian stock exchange. YGC and the Company have a further option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of the Company.

      b) The Marg Property

      In March 2005, the Company acquired rights to purchase 100% of the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the Mayo Mining District of the Yukon Territory of Canada. Title to the claims is registered in the name of YGC.

      The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement ("Agreement") with Atna Resources Ltd. ("Atna"). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company has agreed to make subsequent payments under the Agreement of: (i) $42,330 (CDN$50,000) cash and an additional 133,333 common shares of the Company on or before December 12, 2005 (see note 9); (ii) $84,660 (CDN$100,000) cash and an additional 133,334 common shares of the Company on or before December 12, 2006; (iii) $84,660 (CDN$100,000) cash on or before December 12, 2007; and (iv) $169,320 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $846,597 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

      As of October 31, 2005 the Company had advanced $237,047 (CDN$280,000) to Archer Cathro and Associates (1981) Limited, the Company's consulting geologists, for a work program to be carried out on the Marg Property. Work commenced in October and was completed in early December 2005. As of the date of this report we are awaiting details of the work carried out during this work program.

5.    DEMAND PROMISSORY NOTES

      On June 25, 2004 the Company issued an unsecured demand promissory note to an arms length shareholder for $100,000. The note is non-interest bearing and due on demand. The Company paid a financing fee of $5,000. The arms length shareholder subsequently became a director of the Company on November 2, 2005.

      On March 1, 2005 the Company entered into a Loan Agreement with Medallion Capital Corp. ("Medallion") under which it promised to pay Medallion on demand $198,649 (CDN$250,000). The loan bears interest at 9% per annum payable monthly. The obligation of the Company under the Loan Agreement was secured by all of its rights in and to the Marg Acquisition Agreement. The $198,649 (CDN$250,000) principal amount of the demand note represents the aggregate of $79,460 (CDN$100,000) advanced to the Company on June 28, 2004 by Stafford Kelley and $119,189 (CDN$150,000) advanced by Medallion to Atna for the Marg Property. Mr. Kelley's $79,460 (CDN$100,000) loan was assigned to Medallion and that note has been cancelled. The Company paid $47,676 (CDN$60,000) of the principal amount of the Loan due Medallion on June 30, 2005. On September 12, 2005 Medallion released the Company from the obligation to secure the loan with the rights under the Marg Acquisition Agreement and the obligation is now secured with a demand promissory note only. Medallion is controlled by Stafford Kelley a former officer and director of the Company and presently a consultant to the Company. Mr. Kelley has earned a $4,085 (CDN$5,000) financing fee related to the transaction and was paid that amount on August 31, 2005.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

5.    DEMAND PROMISSORY NOTES - CON'T

      On April 15, 2005 the Company issued an unsecured demand promissory note to an arms length shareholder for $200,000. This note bears interest at 5% per annum. This note was repaid with the issuance of 369,215 common shares and 184,608 share purchase warrants. (See note 6 below)

6.    ISSUANCE OF COMMON SHARES AND WARRANTS

      On August 5, 2005 the board of directors authorized the issuance of 369,215 common shares and 184,608 share purchase warrants in settlement of a demand promissory note in the amount of $200,000 plus interest of $3,068.25. Each common share was priced at $0.545 and each full warrant at $0.01. Each share purchase warrant entitles the holder to purchase one common share for $1.00 per share on or before August 5, 2007.

      On August 23, 2005 the board of directors approved the issuance of 24,336 Units to an arms length investor and 12,168 Units to an officer of the Company at $0.55 per Unit, in settlement of an accounts payable for services, for a total of $20,077 (CDN$24,398). Each Unit consists of one common share and one half-share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring on August 15, 2007.

      On August 25, 2005 the Company entered into a Consulting Agreement with Endeavor Holdings, Inc. (Endeavor) of New York, New York to assist the Company in raising capital. Under the terms of this agreement the Company agreed to pay Endeavor 150,000 common shares at the rate of 25,000 shares per month. Either party may cancel the agreement on 30 days notice. As of October 31, 2005 the Company had issued 75,000 common shares valued at $65,250, to Endeavor.

      On August 26, 2005 the board of directors approved the issuance of 490,909 Units at $0.55 per Unit to an arms length accredited shareholder for a total of $270,000. Each Unit consists of one common share and one half-share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share, after one year and seven days following closing, for a period of two (2) years following the date that is one year and seven days after the closing. The Company received $20,000 of the subscription price on August 12, 2005 as a loan to be applied to the subscription price and $100,000 on September 15, 2005 and a promissory note for $150,000 due on or before October 1, 2005 for the balance of the subscription price. The Promissory note was paid in full by the due date. This arms length shareholder subsequently became a director of the Company on November 2, 2005.

      On August 29, 2005, the Company completed the sale of 149,867 Units at $0.55 per Unit to a Director of the Company for $82,427 (CDN$100,000). Each Unit consists of one common share and one half-share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring on August 5, 2007.

      On August 31, 2005, the Company accepted subscriptions from four accredited investors and one accredited corporation, all residents of Canada, for a total of 200,000 Units priced at $0.55 per Unit for a total of $110,000. Each Unit consists of one common share and one half-share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring August 31, 2007.

      On October 18 and 24, 2005 the Company issued a total of 59,547 common shares and 29,167 warrants covering the principal amount of $43,750 plus interest of $910 on conversion of convertible promissory note issued on October 6, 2004.

      On October 18, 2005 the Company authorized the issuance of 14,000 common shares for the exercise of 14,000 warrants from a warrant holder in consideration of $12,000.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

7.    CONVERTIBLE PROMISSORY NOTES

      a) On October 6, 2004 the Company borrowed $43,750 from two accredited investors and issued convertible promissory notes. The notes bear interest at 2% per annum. The notes are convertible on their maturity, which is one year and 7 days from the date of issue at the option of the holder. The notes if converted are convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The two accredited investors converted their promissory notes on October 18 and 24, 2005 and the company issued a total of 59,547 common shares and 29,167 warrants covering the principal amount of $43,750 and interest in the amount of $910 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

      b) On November 2, 2004 the Company borrowed $56,250 from one accredited investor and issued a convertible promissory note. The note bears interest at 2% per annum. The note is convertible on its maturity, which is one year and 7 days from the date of issue at the option of the holder. The note if converted is convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The expiry date of the warrants was extended to 15 months after the conversion date. Subsequent to October 31, 2005 the holder converted the promissory note on its due date.

      c) On November 30, 2004 the Company borrowed $25,500 from one accredited investor and issued two convertible promissory notes in the amounts of $20,000 and $5,500. The notes bear interest at 2% per annum. The notes are convertible on their maturity, which is one year and 7 days from the date of issue at the option of the holder. The notes if converted are convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The expiry date of the warrants was extended to 15 months after the conversion date. Subsequent to October 31, 2005 the holder converted the promissory notes on their due dates.

      d) On January 4, 2005 the Company borrowed $75,000 from an accredited investor, and issued a convertible promissory note. The note bears interest at 2% per annum. The note is convertible on its maturity, which is one year and 7 days from the date of issue at the option of the holder. The note if converted is convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The expiry date of the warrants was extended to 15 months after the conversion date.

8.    STOCK OPTIONS

      On June 28, 2005 the board of directors granted options to its two new directors to acquire 250,000 shares each, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $0.55 per share based on the closing share price on July 5, 2005.

      On September 26, 2005 the board of directors with agreement with the Consultant, reduced the number of options granted to the consultant from 75,000 to 20,000. The exercise price was set at $0.58 per share based on the closing price on August 16, 2005 and the options expire on April 15, 2008.

      The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. The Company has adopted SFAS123 (Revised) in this first quarter of 2006.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

8.    STOCK OPTIONS - CON'T

      The Company has recognized in the financial statements, stock-based compensation costs of $ 95,840 for options granted to directors and $4,260 for options granted to a consultant. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             June 28, 2005       August 16, 2005
      Risk free rate                              3.0%                 3.0%
      Volatility factor                         60.12%               54.27%
      Expected dividends                          nil                  nil

9.    SUBSEQUENT EVENTS

      On September 7, 2005 the Company entered into an Engagement Letter with a placement agent to lead the raising of a minimum $2,539,790 (CDN$3,000,000), maximum $3,386,387 (CDN$4,000,000). $1,269,895
      (CDN$1,500,000) to $1,693,193 (CDN$2,000,000) of the financing is to be
      Units consisting of one common share and one half a share purchase warrant. Each full warrant to be exercisable for one common share within one year of closing. $1,269,895 (CDN$1,500,000) to $1,693,193
      (CDN$2,000,000) of the financing is to be flow-through shares. This engagement was terminated on November 7, 2005.

      On November 9, 2005, the accredited investor converted the promissory note, referred to in Note 7 b) above, on its due date and the company issued 76,525 common shares and 37,500 warrants covering the principal amount of $56,250 and interest in the amount of $1,143.49 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

      On December 5, 2005 the accredited investor converted the promissory notes, referred to in Note 7 c) above, on their due dates and the company issued 34,389 common shares and 17,001 warrants covering the principal amounts of $25,500 and interest in the amount of $519.07 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

      On December 5, 2005 the board of directors authorized the issuance of 150,000 common shares and 150,000 share purchase warrants in consideration of $100,000 cash and a promissory note for $51,500 due January 15, 2006. Each common share was valued at $1.00 and each warrant at $0.01. Each warrant entitles the warrant holder to purchase one common share at $1.00 on or before December 4, 2006.

      On December 7, 2005 the board of directors authorized the issuance of 10,000 common shares to a shareholder for the exercise of 10,000 warrants in consideration of $8,772 (CDN $10,000).

      On December 6, 2005 the board of directors authorized the issuance of 133,333 common shares to Atna Resources Ltd. and payment of $42,330 (CDN$50,000) for the payment due on the Marg Property on December 12, 2005.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
                              FOR THE YEAR TO DATE

Forward-Looking Statements
The statements contained in this report on Form 10QSB which are not historical facts may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including the factors set forth in RISK FACTORS below, and other public record material available on the SEC EDGAR system. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

Overview
The following discussion and analysis is intended to help you understand the Company's financial condition and results of operations for the three months and six months ended October 31, 2005. You should read the following discussion and analysis together with the Company's audited financial statements and the notes to the financial statements for the year ended April 30, 2005. The Company's planned principal activities have not yet produced revenues and the Company has suffered recurring operating losses. The Company expects these operating losses to continue for so long as the Company remains in an exploration stage, and thereafter until the Company establishes a profitable mining operation. As at October 31, 2005, the Company had accumulated losses of $1,997,802. These losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to emerge from the exploration stage and conduct mining operations is dependent in large part upon the Company raising additional equity or debt financing; receiving funding from related parties and shareholders; and the future market for the minerals, which may be located in the Company's mineral claims.

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

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement ("Agreement") with Atna Resources Ltd. ("Atna"). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company has agreed to make subsequent payments under the Agreement of: (i) $42,330 (CDN$50,000) cash and an additional 133,333 common shares of the Company on or before December 12, 2005 (see note
9); (ii) $84,660 (CDN$100,000) cash and an additional 133,334 common shares of the Company on or before December 12, 2006; (iii) $84,660 (CDN$100,000) cash on or before December 12, 2007; and (iv) $169,320 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $846,597 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

As of October 31, 2005 the Company had advanced $237,047 (CDN$280,000) to Archer Cathro and Associates (1981) Limited, the Company's consulting geologists, for a work program to be carried out on the Marg Property. Work commenced in October and was completed in early December 2005. As of the date of this report we are awaiting details of the work carried out during this work program.

Description
The Marg resource consists of a series of continuous to discontinuous sheets of massive and semi-massive sulphide mineralization. Up to eight sulphide sheets can occur on a single section although most of the mineralization occurs within four sheets (Zones A-D). The resource classified in accordance with NI 43-101 is stated in the table below:

---------------------------------------------------------------------------------------------------------------------------
Zone       Classification  Average Thickness (m)       Tonnes      Copper%      Lead %     Zinc %    Silver g/t  Gold g/t
---------------------------------------------------------------------------------------------------------------------------
A          Indicated       4.8m                        57,605      1.93         3.56       6.33      105.14      1.93
---------------------------------------------------------------------------------------------------------------------------
           Inferred                                    75, 413     0.68         0.96       2.10      35.22       0.45
---------------------------------------------------------------------------------------------------------------------------
B          Indicated       3.7m                        785,497     1.70         2.21       4.08      61.90       0.90
---------------------------------------------------------------------------------------------------------------------------
           Inferred                                    80,548      1.46         2.22       4.34      53.29       0.87
---------------------------------------------------------------------------------------------------------------------------
C          Indicated       8.6m                        1,459,564   1.60         2.45       4.31      73.41       1.21
---------------------------------------------------------------------------------------------------------------------------
           Inferred                                    289,330     1.90         2.10       3.95      60.04       1.26
---------------------------------------------------------------------------------------------------------------------------
D          Indicated       5.1m                        2,343,521   1.95         2.75       5.26      59.97       0.85
---------------------------------------------------------------------------------------------------------------------------
           Inferred                                    435,488     1.48         1.88       3.80      46.12       0.85
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Total      Indicated       6.0m                        4,646,200   1.80         2.57       4.77      65.08       0.99
---------------------------------------------------------------------------------------------------------------------------
Total      Inferred        6.0m                        880,800     1.55         1.90       3.75      50.42       0.95
---------------------------------------------------------------------------------------------------------------------------

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

The Company completed a drill program on the property in early December 2005 and results will be made available when received. As of October 31, 2005 the Company had advanced $237,047 (CDN$280,000) to Archer Cathro and Associates (1981) Limited, the Company's consulting geologists, for a work program to be carried out on the Marg Property. Work commenced in October and was completed in early December 2005. As of the date of this report we are awaiting details of the work carried out during this work program.

The Mount Hinton Property
On July 7, 2002 YGC entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. This agreement was replaced with a revised and amended agreement (the "Hinton Option Agreement") dated July 7, 2005, which superseded the original agreement and amendments thereto. The new agreement is between the Company, its wholly owned subsidiary YGC and the Hinton Syndicate.

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below. The schedule of Property Payments and Work Programs are as follows:

Property Payments
On execution of the July 7, 2002 Agreement          $ 19,693 (CDN$ 25,000) Paid
On July 7, 2003                                     $ 59,078 (CDN$ 75,000) Paid
On July 7, 2004                                     $118,157 (CDN$150,000) Paid
On January 2, 2006                                  $126,990 (CDN$150,000)
On July 7, 2006                                     $126,990 (CDN$150,000)
On July 7, 2007                                     $126,990 (CDN$150,000)
On July 7, 2008                                     $126,990 (CDN$150,000)
                                     TOTAL          $704,888 (CDN$850,000)

Work Program-expenditures to be incurred in the following periods;

July 7/02 to July 6/03                       $  118,157 (CDN$  150,000) Incurred
July 7/03 to July 6/04                       $  196,928 (CDN$  250,000) Incurred
July 7/04 to July 6/05                       $  256,006 (CDN$  325,000) Incurred
July 7/05 to Dec. 31/06                      $  634,948 (CDN$  750,000)
Jan. 1/07 to Dec. 31/07                      $  846,597 (CDN$1,000,000)
Jan. 1/08 to Dec. 31/08                      $1,058,246 (CDN$1,250,000)
Jan.  1/09 to Dec. 31/09                     $1,269,895 (CDN$1,500,000)
                                     TOTAL   $4,380,777 (CDN$5,225,000)

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:
       25% interest upon Work Program expenditures of $1,269,895 (CDN$1,500,000) 50% interest upon Work Program expenditures of $2,116,492 (CDN$2,500,000) 75% interest upon Work Program expenditures of $4,380,777 (CDN$5,225,000)

In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement.
Section 2.2a) of the Hinton Option Agreement defines the term, "incurred" as follows: "Costs shall be deemed to have been "incurred" when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur." Consequently, the term, "incurred" includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,380,777 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,232,983 (CDN$5,000,000).

The Hinton Option Agreement provides that the Hinton Syndicate receive a 2% "net smelter return royalty." In the event that the Company exercises its option to buy-out the remaining 25% interest of the Hinton Syndicate (which is only possible if the Company has reached a 75% interest, as described above) then the "net smelter return royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The "net smelter return royalty" is a percentage of the gross revenue received from the sale of the ore produced from the mine less certain permitted expenses.

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

DISCUSSION OF OPERATIONS & FINANCIAL CONDITION
FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2005

Revenues
No revenue was generated by the Company's operations during the three and six-month periods ended October 31, 2005 and October 31, 2004.

Expenses
The Company's expenses are reflected in the Interim Consolidated Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The most significant component of expense which has contributed to the total operating expense is project expense, representing approximately 40 % of the total operating expense for the six-month period ended October 31, 2005, and approximately 65% of the total operating expense ( net of exploration tax credit) for the six-month period ended October 31, 2004. Project expenses for the three-month period ended October 31, 2005 were approximately 57% of total operating expense as compared to approximately 46% (net of exploration tax credit) for the three-month period ended October 31, 2004. Net loss during the six-month period ended October 31, 2005 increased by $284,171 over the corresponding period of the prior year, reflecting an 84% increase. However, for the three-month period ended October 31, 2005, our net loss was $431,240 as compared to our net loss of $57,584 for the same period in the prior year. For the three-month period ended October 31, 2005 there was a minor capital expenditure of $549.

Liquidity and Capital Resources
During the quarterly period ended October 31, 2005 the Company raised by private placement of securities $474,427 and settled outstanding obligations in the amount of $220,077 by issuance of securities.

On August 5, 2005 the board of directors authorized the issuance of 369,215 common shares and 184,608 share purchase warrants in settlement of a demand promissory note in the amount of $200,000 plus interest of $3,068.25. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share for $1.00 per share on or before August 5, 2007.

On August 23, 2005 the board of directors approved the issuance of 24,336 Units to an arms length investor and 12,168 Units to an officer of the Company at $0.55 per Unit, in settlement of an accounts payable for services, for a total of $20,077 (CDN$24,398). Each Unit consists of one common share and one half-share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring on August 15, 2007.

On August 29, 2005, the Company completed the sale of 149,867 Units at $0.55 per Unit to a Director of the Company for $82,427 (CDN$100,000). Each Unit consists of one common share and one half-share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring on August 5, 2007.

On August 31, 2005, the Company accepted subscriptions from four accredited investors and one accredited corporation, all residents of Canada, for a total of 200,000 Units priced at $0.55 per Unit for a total of $110,000. Each Unit consists of one common share and one half-share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period August 31, 2007.

Each of the foregoing private placements was made pursuant to an exemption from registration under the Securities Act of 1933 afforded by Regulation S.

On August 26, 2005 the board of directors approved the issuance of 490,909 Units at $0.55 per Unit to an arms length accredited shareholder for a total of $270,000. Each Unit consists of one common share and one half-share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share, after one year and seven days following closing, for a period of two (2) years following the date that is one year and seven days after the closing. The Company received $20,000 of the subscription price on August 12, 2005 as a loan to be applied to the subscription price and $100,000 on September 13, 2005 and a promissory note for $150,000 due on or before October 1, 2005 for the balance of the subscription price. The Promissory note was paid in full by the due date. This arms length shareholder subsequently became a director of the Company on November 2, 2005.

On October 18 and 24, 2005, the company issued a total of 59,547 common shares and 29,167 warrants covering the principal amount of $43,750 plus interest of $910 in accordance with the conversion provision of the note of $43,750 received from two accredited investors on October 6, 2004.

Accounting Pronouncement and Policies:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company re-evaluates its estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in the Company's Annual Report for the year ended April 30, 2005. As of October 31, 2005, the Company is not aware of any additional pronouncements that materially affect the Company's financial position or results of operations.

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

The Company acquired the rights to purchase and develop the Marg Property. This acquisition also requires the Company to make material deferred payments on December 12 of 2005, 2006, 2007, and 2008. If the Company is unable to raise sufficient capital to make these payments it may lose all of its rights in the Marg Property.

4. WEATHER INTERRUPTIONS IN THE YUKON TERRITORY MAY DELAY PROPOSED EXPLORATION OPERATIONS.

Weather factors could significantly affect the Company's exploration efforts. Work above ground at higher elevations on the Mount Hinton and Marg Properties is generally limited to late May until early October of each year, depending upon how early snowfall occurs. This could delay work on the project, increase costs and limit the ability to meet the requirements of the agreements, which would adversely affect the Company's ability to continue in business.

5. THE COMPANY IS HIGHLY DEPENDENT UPON ITS OFFICERS AND DIRECTORS. BECAUSE OF THEIR INVOLVEMENT IN OTHER SIMILAR BUSINESSES WHICH MAY BE COMPETITORS, THEY MAY HAVE A CONFLICT OF INTEREST.

None of the Company's officers or directors works for the Company on a full-time basis. There are no proposals or definitive arrangements to compensate the other officers and directors or to engage them on a full-time basis. They each rely on other business activities to support themselves. Four of the directors are officers or directors of other companies in similar exploration businesses. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive, or where they will allocate new business opportunities. Also, the Company has no key man life insurance policy on any of these individuals. The loss of one or more of these officers or directors could adversely affect the ability to carry on business.

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

7. THE NUMBER OF UNREGISTERED AND FREELY TRADABLE SHARES OF COMMON STOCK COULD DEPRESS THE TRADING PRICE OF THE COMPANY'S COMMON STOCK.

84.71% of the 10,420,087 common shares outstanding as of October 31, 2005 may be re-sold by their respective holders at any time without registration under the Securities Act of 1933 and the remaining 15.29% will be eligible to be sold after they have been held for one year. Consequently, a large number of shares could be offered for sale and this could cause the trading price of the shares to decline.

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

Internal financial controls and procedures have been designed under the supervision of the Company's board of directors and reviewed by an independent auditor. The internal financial controls provide reasonable assurance regarding the reliability of the Company's financial reporting and preparation of financial statements in accordance with generally accepted accounting principals. There have been no significant changes in these controls or in other factors that could significantly affect these controls since they were instituted, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company's property is the subject of a pending legal proceeding.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

During the quarterly period ended October 31, 2005 the Company raised by private placement of securities $474,427 and settled outstanding obligations in the amount of $220,077 by issuance of securities.

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

On August 26, 2005 the board of directors approved the issuance of 490,909 Units at $0.55 per Unit to an arms length accredited shareholder for a total of $270,000. Each Unit consists of one common share and one half-share purchase warrant. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share, after one year and seven days following closing, for a period of two (2) years following the date that is one year and seven days after the closing. The Company received $20,000 of the subscription price on August 12, 2005 as a loan to be applied to the subscription price and $100,000 on September 15, 2005 and a promissory note for $150,000 due on or before October 1, 2005 for the balance of the subscription price. This private placement was made in reliance on an exemption from registration under 506 of Regulation D of the Securities Act of 1933. The promissory note was paid by the due date.

On August 25, 2005 the Company entered into a Consulting Agreement with Endeavor Holdings, Inc. (Endeavor) of New York, New York to assist the Company in raising capital. Under the terms of this agreement the Company agreed to pay Endeavor 150,000 common shares at the rate of 25,000 shares per month. Either party may cancel the agreement on 30 days notice. As of October 31, 2005 the Company had issued 75,000 common shares valued at $65,250, to Endeavor.

On October 18, 2005, the Company authorized the issuance of 14,000 common shares to a warrant holder- in connection with the exercise of 14,000 outstanding warrants. The aggregate consideration paid for the shares was $12,000.

On October 18, 2005, the Company authorized the issuance of 25,513 common shares and 12,500 warrants in consideration of the conversion of an outstanding Convertible Promissory Note of the Company with an outstanding principal amount of $18,750 and accrued interest in the amount of $384.25.

On October 24, 2005, the Company authorized the issuance of 34,034 common shares and 16,667 warrants in consideration of the conversion of an outstanding Convertible Promissory Note of the Company with an outstanding principal amount of $25,000 and accrued interest in the amount of $526.03.

Subsequent to the period ended October 31, 2005 the Company issued the following securities:

On November 9, 2005, the Company authorized the issuance of 76,525 common shares and 37,500 warrants in consideration of the conversion of an outstanding Convertible Promissory Note of the Company with an outstanding principal amount of $56,250 and accrued interest in the amount of $1,143.49.

On December 5, 2005 the company authorized the issuance of 34,389 common shares and 17,001 warrants in consideration of the conversion of an outstanding Convertible Promissory Note of the company with an outstanding principal amount of $25,500 and accrued interest of $519.07.

On December 5, 2005 the Company authorized the issuance of 150,000 common shares and 150,000 share purchase warrants in consideration of $100,000 cash and a promissory note for $51,500 due January 1, 2006. Each common share was valued at $1.00 and each warrant at $0.01. Each warrant entitles the warrant holder to purchase one common share at $1.00 on or before December 4, 2006.

On December 6, 2005 the board of directors authorized the issuance of 133,333 common shares to Atna Resources Ltd. and payment of $42,330 (CDN$50,000) for the payment due on the Marg Property on December 12, 2005. On December 7, 2005 the board of directors authorized the issuance of 10,000 common shares to a shareholder for the exercise of 10,000 warrants in consideration of $8,772 (CDN $10,000)

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

      None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      None.

ITEM 5: OTHER INFORMATION:

On October 28, 2005 the Board approved an extension of the expiry date of warrants to be issued on the conversion of all outstanding Convertible Promissory Notes. The expiry of the warrants was changed from June 30, 2006 to the date that is fifteen (15) months following the conversion date of each such Convertible Promissory Note. Three of such Convertible Promissory Notes have been converted as of the date of this report and are listed in Item 3.02 above. The outstanding remaining Convertible Promissory Notes are eligible for conversion in December, 2005 and January, 2006.

On September 7, 2005 the Company entered into an Engagement Letter with an underwriter to lead the raising of a minimum $2,539,790 (CDN$3,000,000), maximum $3,386,387 (CDN$4,000,000). $1,269,895 (CDN$1,500,000) to $1,693,193
(CDN$2,000,000) of the financing is to be Units consisting of one common share and one half a share purchase warrant. Each full warrant to be exercisable for one common share within one year of closing. $1,269,895 (CDN$1,500,000) to $1,693,193 (CDN$2,000,000) of the financing is to be flow-through shares. This engagement was terminated on November 7, 2005.

            Departure of Directors or Principal Officers; Election of
                 Directors; Appointment of Principal Officers.

The board of the Company invited J. L. Guerra, Jr., a shareholder of the Company, to fill a vacancy on the board. Mr. Guerra accepted this invitation and became a director as of November 2, 2005, to serve until the next annual meeting of shareholders.

Mr. Guerra has over twenty years of experience operating his own businesses in the real estate brokerage, acquisition and development business in San Antonio, Texas. Mr. Guerra has acquired and sold industrial buildings, warehouses, office buildings, and raw land for investors and investment entities. His current projects include acquisition, planning and development of residential, golf and resort properties, specifically Canyon Springs in San Antonio, Texas. Mr. Guerra also has experience with venture capital projects and has raised substantial capital for numerous projects in mining, hi-tech, and other areas. Mr. Guerra is 49 years old and lives in San Antonio, Texas.

The board appointed Paul Gorman to serve as Vice President of Corporate Development on November 7, 2005. Since 1995, Mr. Gorman has assisted publicly held companies in developing well-defined marketing programs and raising capital. From February 1998 to September 2004 he was a partner or principal shareholder in Vantage Point Capital and Riverbank Communications Inc., both companies that were involved in merchant banking and corporate relations.

The board of the Company accepted the resignation of Rene Galipeau as director and CFO on November 17, 2005. Mr. Galipeau stated in his resignation- that due to personal reasons and other commitments he could no longer serve the Company. Mr. Galipeau did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

The board of the Company also on November 17, 2005 appointed Rakesh Malhotra as CFO to fill the vacancy left by Mr. Galipeau. Mr. Malhotra is a CPA and CA with a proven track record implementing cost savings, negotiating contracts, and increasing profitability for international firms. Mr. Malhotra leverages a broad knowledge of Canadian and U.S. GAAP and GAAS and International Accounting Standards.

The board of the Company invited Chet Idziszek, to fill a vacancy on the board. Mr. Idziszek accepted this invitation and became a director as of November 16, 2005. Mr. Idziszek holds a Master of Applied Sciences degree from McGill University and has worked as a manager and senior geologist for a number of international mining companies since 1971. In 1990, he received the "Mining Man of the Year" award and he also received the prestigious "Prospector of the Year Award for 1994".

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


Dated: December 9, 2005                           /s/ W. Warren Holmes
                                                      ----------------
                                                      W. Warren Holmes