Form 10QSB
period 2006-01-31
YUKON GOLD CORP INC
filed 2006-03-17
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED January 31, 2006

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

                 YES |X|                            NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Class                                  Outstanding As of January 31, 2006
    Common Shares $ .0001 par value                    11,000,401

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------
                                JANUARY 31, 2006
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                TABLE OF CONTENTS
                                                                         PAGE NO

Interim Consolidated Balance Sheets as of
       January 31, 2006 and April 30, 2005                                  1-2

Interim Consolidated Statements of Operations
       for the nine months and three
       months ended January 31, 2006 and January 31, 2005                      3

Interim Consolidated Statements of Cash Flows
       for the nine months ended January
       31, 2006 and January 31, 2005                                           4

Interim Consolidated Statements of Changes in
       Stockholders' Deficiency for the
       nine months ended January 31, 2006 and year
       ended April 30, 2005                                                    5

Condensed Notes to Interim Consolidated Financial Statements                6-13

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31, 2006 AND APRIL 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                        January 31,   April 30,
                                                            2006        2005
                                                              $           $
                                                        -----------  -----------
                                     ASSETS
       CURRENT ASSETS

    Cash and cash equivalents                                50,090       79,256
    Prepaid expenses and other                               70,680      103,832
    Exploration Tax Credit Receivable                          --         72,203
                                                        -----------  -----------



                                                            120,770      255,291

RESTRICTED CASH (Note 10)                                   169,465         --
PROPERTY, PLANT AND EQUIPMENT (Note 13)                      24,372        4,778

                                                        -----------  -----------
                                                            314,607      260,069
                                                        ===========  ===========


            See condensed notes to the interim consolidated financial
                                  statements.



APPROVED ON BEHALF OF THE BOARD


/s/ Ken J. Hill
    -----------
Ken J. Hill, CEO, Director

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31, 2006 AND APRIL 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                       January 31,    April 30,
                                                          2006          2005

                                                           $             $
                                                      -----------   -----------

                                          LIABILITIES

       CURRENT LIABILITIES

    Accounts payable and accrued liabilities              232,121        83,897

    Convertible promissory note (see note 8)                   --       200,500

    Demand promissory notes (see note 5)                  250,973       498,649
                                                      -----------   -----------
                                                          483,094       783,046
                                                      -----------   -----------

                                  SHAREHOLDERS' DEFICIENCY

CAPITAL STOCK (Note 6)                                      1,101           903

ADDITIONAL PAID-IN CAPITAL                              2,286,995       854,430

     SUBSCRIPTION FOR WARRANTS (Note 7)                   584,000          --

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)             (14,381)       (2,475)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE      (3,026,202)   (1,375,835)
                                                      -----------   -----------
                                                         (168,487)     (522,977)
                                                      -----------   -----------
                                                          314,607       260,069
                                                      ===========   ===========


            See condensed notes to the interim consolidated financial
                                  statements.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005 (AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                          For the       For the       For the         For the
                                                          nine months   nine months   three months    three months
                                            Cumulative    ended         ended         ended           ended
                                               since      January 31,   January 31,   January 31,     January 31,
                                             inception       2006          2005           2006            2005
                                            -----------   -----------   -----------   ------------   ------------
                                                  $             $            $              $              $
REVENUE                                          --            --           --             --             --
                                            -----------   -----------   -----------   ------------   ------------
OPERATING EXPENSES

      Stock-based compensation                  139,923       139,923          --           39,823           --
      General and administration              1,185,154       648,429       215,314        377,579         83,410
      Project expenses                        1,837,399       861,261       263,257        610,740         13,924
      Exploration Tax Credit                   (140,289)         --         (44,012)          --             --
      Amortization                                4,015           754           879            258            308
                                            -----------   -----------   -----------   ------------   ------------

TOTAL OPERATING EXPENSES                      3,026,202     1,650,367       435,438      1,028,400         97,642
                                            -----------   -----------   -----------   ------------   ------------


LOSS BEFORE INCOME TAXES                     (3,026,202)   (1,650,367)     (435,438)    (1,028,400)       (97,642)

      Income taxes                                 --            --            --             --             --
                                            -----------   -----------   -----------   ------------   ------------

NET LOSS                                     (3,026,202)   (1,650,367)     (435,438)    (1,028,400)       (97,642)
                                            -----------   -----------   -----------   ------------   ------------


Earnings per share - basic and diluted                          (0.17)        (0.05)         (0.10)         (0.01)
                                                          -----------   -----------   ------------   ------------

Weighted average common shares outstanding                   9,921,522     8,815,508    10,740,830      8,815,508
                                                          -----------   -----------   ------------   ------------


                 See condensed notes to the interim consolidated
                             financial statements.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND JANUARY 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                                               For the               For the
                                                                             nine months            nine months
                                                               Cumulative       ended                 ended
                                                                  since      January 31,            January 31,
                                                                inception        2006                  2005
                                                                    $              $                     $
                                                               -----------   -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                         (3,026,202)   (1,650,367)              (435,438)
Items not requiring an outlay of cash:
     Amortization                                                    4,015           754                    879
     Shares issued for property payment                            314,242       100,000                   --
     Stock-based compensation                                      139,923       139,923                   --
     Issue of shares for professional services                     130,500       130,500                   --
     Issue of units against settlement of debts                     20,077        20,077                   --
     Decrease (Increase) in prepaid expenses and deposits          (69,523)       44,046                (23,726)
     Decrease (Increase) in exploration tax credit receivable         --          72,203                   --
     Increase (Decrease) in accounts payable                       231,631       148,224                 (5,904)
     Decrease (Increase) in deferred financing cost                   --            --                  (23,777)
     Decrease (Increase) in Restricted cash                       (169,465)     (169,465)                  --
                                                               -----------   -----------            -----------


NET CASH USED IN OPERATING ACTIVITIES                           (2,424,802)   (1,164,105)              (487,966)
                                                               -----------   -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                      (26,099)      (19,315)                  --
                                                               -----------   -----------            -----------

NET CASH USED IN INVESTING ACTIVITIES                              (26,099)      (19,315)                  --
                                                               -----------   -----------            -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments from a shareholder                                    1,180          --                     --
    Proceeds from Convertible promissory note                      200,500          --                  256,750
    Proceeds (Repayments) from Demand promissory notes             450,973       (47,676)               180,567
    Proceeds from exercise of warrants                              20,772        20,772                   --
    Proceeds from issuance of Units/shares                       1,255,019       613,927                   --
    Proceeds from subscription of warrants                         584,000       584,000                   --
                                                               -----------   -----------            -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                        2,512,444     1,171,023                437,317
                                                               -----------   -----------            -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE
    RATE CHANGES                                                   (11,453)      (16,769)                 8,641
                                                               -----------   -----------            -----------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FOR THE PERIOD                                       50,090       (29,166)               (42,008)

    Cash and cash equivalents, beginning of year                      --          79,256                134,925
                                                               -----------   -----------            -----------


CASH AND CASH EQUIVALENTS, END OF                                   50,090        50,090                 92,917
    PERIOD
                                                               ===========   ===========            ===========

INCOME TAXES PAID                                                                   --                     --
                                                                             ===========            ===========
INTEREST PAID                                                                                             3,495
                                                                                                    ===========


     See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND THE YEAR ENDED APRIL 30, 2005 (AMOUNTS EXPRESSED IN US DOLLARS) (UNAUDITED)


                                                                                           Deficit,
                                                                                          accumulated                  Accumulated
                                        Number of     Common    Additional  Subscription  during the                     Other
                                         Common       Shares     Paid-in        for       exploration  Comprehensive  Comprehensive
                                         Shares       amount     Capital      warrants       stage     Income (loss)  Income (loss)
                                        ----------  ----------  ----------  ------------  -----------  -------------  -------------
                                                         $           $                         $             $              $

Balance as of April 30, 2004             8,815,508         882     697,299                   (567,689)      (455,702)       (12,192)
                                                                                                           =========
Issuance of Common shares
  for property payment                     133,333          13      99,987                       --              --             --
Issuance of common shares on
  Conversion of Convertible
  Promissory note                           76,204           8      57,144                       --              --             --
Foreign currency translation                                                                     --            9,717          9,717
Net loss for the year                           --          --          --                   (808,146)      (808,146)           --
                                        ----------  ----------  ----------  ------------  -----------  -------------  -------------

Balance as of April 30, 2005             9,025,045         903     854,430          --     (1,375,835)      (798,429)        (2,475)
                                                                                                           =========
Stock based compensation-directors                                  95,840
Stock based compensation-consultant          4,260
Issue of common shares and
  Warrants on retirement of
  Demand Promissory note                   369,215          37     203,031
Units issued to an outside company
  for professional services settlement      24,336           2      13,384
Units issued to an officer
  for professional services settlement      12,168           1       6,691
Units issued to a director                 149,867          15      82,412
Units issued to outside subscribers        200,000          20     109,980
Units issued to shareholder                490,909          49     269,951
Issuance of common shares
  for professional services                150,000          15     130,484
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                          59,547           6      44,654
Issuance of common shares on
     Exercise of warrants                   14,000           2      11,998
Issuance of common shares on
    Conversion of Convertible
    Promissory notes                        76,525           8      57,386
Private placement of shares                150,000          15     151,485
Issuance of common shares on
   Conversion of Convertible
   Promissory notes                         34,306           4      25,905
Issuance of common shares on
   Exercise of warrants                     10,000           1       8,771
Issuance of Common shares
  for property payment                     133,333          13      99,987
Issuance of common shares on
   Conversion of Convertible
   Promissory notes                        101,150          10      76,523
Stock based compensation-
   Directors and officers                                           39,193
Stock based compensation-
   Consultant                                                          630
Issue of 400,000 Special Warrants                                                404,000
Issue of 200,000 Flow through warrants                                           180,000
Foreign currency translation                  --          --          --                         --          (11,906)       (11,906)
Net loss for the 9 months                     --          --          --            --     (1,650,367)    (1,650,367)
                                        ----------  ----------  ----------  ------------  -----------  -------------  -------------

Balance as of January 31, 2006          11,000,401       1,101   2,286,995       584,000   (3,026,202)    (1,662,273)       (14,381)
                                        ==========  ==========  ==========  ============  ===========  =============  =============


            See condensed notes to the interim consolidated financial
                                  statements.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

      4. COMMITMENTS AND CONTINGENCIES - CONT'D.

            The schedule of Property Payments and Work Programs are as follows:

            PROPERTY PAYMENTS
            -----------------

            On execution of the July 7, 2002 Agreement                           $   19,693   (CDN  $   25,000) Paid
            On July 7, 2003                                                      $   59,078   (CDN  $   75,000) Paid
            On July 7, 2004                                                      $  118,157   (CDN  $  150,000) Paid
            On January 2, 2006                                                   $  125,313   (CDN  $  150,000) Paid
            On July 7, 2006                                                      $  131,694   (CDN  $  150,000)
            On July 7, 2007                                                      $  131,694   (CDN  $  150,000)
            On July 7, 2008                                                      $  131,694   (CDN  $  150,000)
                                                           TOTAL                 $  717,323   (CDN  $  850,000)

            WORK PROGRAM-expenditures to be incurred in the following periods:

            July 7/02 to July 6/03                                               $  118,157   (CDN  $  150,000) Incurred
            July 7/03 to July 6/04                                               $  196,928   (CDN  $  250,000) Incurred
            July 7/04 to July 6/05                                               $  256,006   (CDN  $  325,000) Incurred
            July 7/05 to Dec. 31/06                                              $  658,472   (CDN  $  750,000)
            Jan. 1/07 to Dec. 31/07                                              $  877,963   (CDN  $1,000,000)
            Jan. 1/08 to Dec. 31/08                                              $1,097,454   (CDN  $1,250,000)
            Jan. 1/09 to Dec. 31/09                                              $1,316,945   (CDN  $1,500,000)
                                                           TOTAL                 $4,521,925   (CDN  $5,225,000)


            Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

            25% interest upon Work Program expenditures of $1,316,945
                (CDN$1,500,000)

            50% interest upon Work Program expenditures of $2,194,908
                (CDN$2,500,000)

            75% interest upon Work Program expenditures of $4,521,925
                (CDN$5,225,000)


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

            The Hinton Option Agreement contemplates that upon the earlier of:
            (i) a production decision or (ii) investment of $4,521,925 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,389,816 (CDN$5,000,000).

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

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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

            The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement ("Agreement") with Atna Resources Ltd. ("Atna"). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Agreement for $43,406 (CDN$50,000) cash and additional 133,333 common shares of the Company on December 12, 2005 (see note 6).

            The Company has agreed to make subsequent payments under the Agreement of (i) $87,796 (CDN$100,000) cash and an additional 133,334 common shares of the Company on or before December 12, 2006;
            (ii) $87,796 (CDN$100,000) cash on or before December 12, 2007; and
            (iii) $175,592 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $877,960 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

      5. DEMAND PROMISSORY NOTES

            On June 25, 2004 the Company issued an unsecured demand promissory note to an arms length shareholder for $100,000. The note is non-interest bearing and due on demand. The Company paid a financing fee of $5,000. The arms length shareholder subsequently became a director of the Company on November 2, 2005.

            On March 1, 2005 the Company entered into a Loan Agreement with Medallion Capital Corp. ("Medallion") under which it promised to pay Medallion on demand $198,649 (CDN$250,000). The loan bears interest at 9% per annum payable monthly. The obligation of the Company under the Loan Agreement was secured by all of its rights in and to the Marg Acquisition Agreement. The $198,649 (CDN$250,000) principal amount of the demand note represents the aggregate of $79,460 (CDN$100,000) advanced to the Company on June 28, 2004 by Stafford Kelley and $119,189 (CDN$150,000) advanced by Medallion to Atna for the Marg Property. Mr. Kelley's $79,460 (CDN$100,000) loan was assigned to Medallion and that note has been cancelled. The Company paid $47,676 (CDN$60,000) of the principal amount of the Loan due Medallion on June 30, 2005. On September 12, 2005 Medallion released the Company from the obligation to secure the loan with the rights under the Marg Acquisition Agreement and the obligation is now secured with a demand promissory note only. Medallion is controlled by Stafford Kelley a former officer and director of the Company. Mr. Kelley has earned a $4,085 (CDN$5,000) financing fee related to the transaction and was paid that amount on August 31, 2005. The Company has agreed to repay this loan if it is successful in raising $3.0 million as per an agreement with a placement agent in Canada as further described in Note 14 - SUBSEQUENT EVENTS.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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

            On August 25, 2005 the Company entered into a Consulting Agreement with Endeavor Holdings, Inc. (Endeavor) of New York, New York to assist the Company in raising capital. Under the terms of this agreement the Company agreed to pay Endeavor 150,000 common shares at the rate of 25,000 shares per month. Either party may cancel the agreement on 30 days notice. As of October 31, 2005 the Company had issued 75,000 common shares valued at $65,250, to Endeavor. As of the three months ended January 31, 2006 the Company had issued the final 75,000 common shares valued at $65,250.

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

            On October 18 and 24, 2005 the Company issued a total of 59,547 common shares and 29,167 warrants covering the principal amount of $43,750 plus interest of $910 on conversion of the convertible promissory notes issued on October 6, 2004.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


      6. ISSUANCE OF COMMON SHARES AND WARRANTS - CON'T

            On November 9, 2005, the accredited investor converted the promissory note, referred to in Note 8 (b) below, on its due date and the Company issued 76,525 common shares and 37,500 warrants covering the principal amount of $56,250 and interest in the amount of $1,143 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

            On December 5, 2005, the board of directors authorized the issuance of 150,000 common shares and 150,000 share purchase warrants in consideration of $100,000 in cash and a promissory note for $51,500 due on January 15, 2006. Each common share was valued at $1.00 and each warrant at $0.01. Each warrant entitles the warrant holder to purchase one common share at $1.00 on or before December 4, 2006. As of January 31, 2006 an amount of $1,500 was outstanding and receivable against the promissory note which was subsequently paid (see note in subsequent events).

            On December 6, 2005, the board of directors authorized the issuance of 133,333 common shares in the amount of $100,000 for property payments to Atna Resources Ltd. along with a cash payment of $43,406 (CDN$50,000) as per the terms of the agreement. The common shares along with the cash payment were delivered to Atna Resources Ltd. on December 12, 2005. This entire payment of $143,406 was expensed in the consolidated statement of operations.

            On December 7, 2005, an accredited investor converted the promissory notes, referred to in Note 8 (c) below on their due dates and the company issued 34,306 common shares and 17,001 warrants covering the principal amounts of $25,500 and interest in the amount of $409 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

            On December 7, 2005, the board of directors authorized the issuance of 10,000 common shares to a shareholder for the exercise of 10,000 warrants in consideration of 8,772 (CDN $10,000).

            On January 11, 2006 an accredited investor converted the promissory notes, referred to in Note 8 (d) on their due dates and the company issued 101,150 common shares and 50,000 warrants covering the principal amounts of $75,000 and interest in the amount of $1,533 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


      7. SUBSCRIPTION FOR WARRANTS

            On December 15, 2005, the Company completed the sale of 400,000 Special Warrants to an accredited investor, for $404,000. Each Special Warrant entitles its holder to acquire one common share of the Company at a purchase price of $1.00 per share and one common share purchase warrant which entitles the holder to purchase an additional common share at a purchase price of $0.01 per share. The Special Warrants may not be exercised until the earlier of: (i) the Qualification Time (as defined below), or (ii) the date which is 181 days from the closing date of the sale of the Special Warrants (the "Expiry Time"). All Special Warrants will be automatically exercised or deemed exercised without any further action on the part of the holder at 4:30 p.m. (Toronto time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Company under the Securities Act of 1933, as amended, has been declared effective by the Securities and Exchange Commission with respect to the distribution of the common shares and warrants issuable upon exercise of the Special Warrants (the "Qualification Time") or (ii) the Expiry Time. If by 4:30 p.m. (Toronto time) on the date which is 180 days from the closing date such registration statement has not been declared effective, the holders of Special Warrants shall thereafter be entitled to receive, upon the exercise or deemed exercise of the Special Warrants, 1.1 common shares and 1.1 warrants for each Special Warrant then held by such holder (in lieu of one common share and one warrant otherwise receivable) at no additional cost. The Company has undertaken to use its reasonable best efforts to file a registration statement under the Securities Act of 1933 to qualify the shares and warrants underlying the Special Warrants with the objective of being declared effective on or before 180 days from closing.

            On December 30, 2005 the Company completed the sale of 200,000 Flow-Through Special Warrants ("FT Special Warrants") to National Bank Trust Inc. for the account of a Canadian accredited investor, for $180,000 (CDN$205,020). Each FT Special Warrant entitles the holder to acquire one flow through common share of the Company ("Flow-Through Shares") at no additional cost. The term "Flow-Through Shares" is significant for tax purposes in Canada because it enables the issuer to allocate certain exploration tax credit to the holders of such shares. The FT Special Warrants may be exercised at any time but will automatically be exercised on the earlier of: (i) the FT Qualification Time (as defined below), or
            (ii) the date which is 181 days from the date of the Special Warrant Certificate (December 30, 2005), or such later date as may be agreed upon between the Company and holder of the FT Special Warrants (the "FT Expiry Time"). All FT Special Warrants will be automatically exercised without any further action by the holder at 4:30 p.m. (Toronto time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Company under the Securities Act has been declared effective by the SEC with respect to the distribution of the Flow-Through Shares issuable upon exercise of the FT Special Warrants (the "FT Qualification Time") or (ii) the FT Expiry Time. The Company has undertaken to use its reasonable best efforts to file a registration statement with the SEC to qualify the Flow-Through Shares to become effective on or before 180 days after December 30, 2005, the date of the closing of the FT Special Warrant sale.

            Since all Canadian Exploration expenses are incurred by the Company's 100% owned Canadian subsidiary, which conducts mining explorations in the Yukon Territory of Canada, for Canadian tax purposes, a similar Flow-Through subscription agreement was executed between the Company and its 100% Canadian subsidiary. The effective date of renunciation for Canadian Exploration expenses is December 31, 2005, which as per Canadian tax regulations requires the Canadian subsidiary to incur eligible Canadian exploration expenses for the entire subscription amount of $180,000 (CDN$205,020) on or before December 31, 2006.

      8. CONVERTIBLE PROMISSORY NOTES

            (a) On October 6, 2004 the Company borrowed $43,750 from two accredited investors and issued convertible promissory notes. The notes bear interest at 2% per annum. The notes are convertible on their maturity, which is one year and 7 days from the date of issue at the option of the holder. The notes if converted are convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The two accredited investors converted their promissory notes on October 18 and 24, 2005 and the company issued a total of 59,547 common shares and 29,167 warrants covering the principal amount of $43,750 and interest in the amount of $910 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


      8. CONVERTIBLE PROMISSORY NOTES - CON'T

            (b) On November 2, 2004 the Company borrowed $56,250 from one accredited investor and issued a convertible promissory note. The note bears interest at 2% per annum. The note is convertible on its maturity, which is one year and 7 days from the date of issue at the option of the holder. The note if converted is convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The expiry date of the warrants was extended to 15 months after the conversion date. The investor converted the promissory note on November 9, 2005, and the company issued a total of 76,525 common shares and 37,500 warrants covering the principal amount of $56,250 and interest in the amount of $1,143 in accordance with the conversion provisions of the note.

            (c) On November 30, 2004 the Company borrowed $25,500 from one accredited investor and issued two convertible promissory notes in the amounts of $20,000 and $5,500. The notes bear interest at 2% per annum. The notes are convertible on their maturity, which is one year and 7 days from the date of issue at the option of the holder. The notes if converted are convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The expiry date of the warrants was extended to 15 months after the conversion date. The investor converted both these promissory notes on December 7, 2005 and the company issued an aggregate of 34,306 common shares and 17,001 warrants covering the principal amount of $25,500 and interest in the amount of $409 in accordance with the conversion provision of the notes.

            (d) On January 4, 2005 the Company borrowed $75,000 from an accredited investor, and issued a convertible promissory note. The note bears interest at 2% per annum. The note is convertible on its maturity, which is one year and 7 days from the date of issue at the option of the holder. The note if converted is convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The expiry date of the warrants was extended to 15 months after the conversion date. The investor converted the promissory note on January 11, 2006 and the company issued a total of 101,150 common shares and 50,000 warrants covering the principal amount of $75,000 and interest in the amount of $1,533 in accordance with the conversion provisions of the notes.

      9. STOCK OPTIONS

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

            On December 13, 2005 the board of directors granted options to its two new directors to acquire 250,000 shares each, to one officer to acquire 250,000 shares, to one officer to acquire 200,000 shares and to one officer to acquire 76,000 shares. The exercise price for all 1,026,000 options was set at $1.19 per share based on the closing share price on December 13, 2005. These options vest at the rate of 1/24 per month for a term of two (2) years.

            On January 17, 2006 the board of directors granted options to a consultant to acquire 88,000 shares, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $1.19 per share based on the closing price on December 13, 2005.

            On January 20, 2006 the board of directors granted options to a director to acquire 150,000 shares, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $0.85 per share based on closing price on January 20 2006.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


      9. STOCK OPTIONS - CON'T

            The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. The Company has adopted SFAS123 (Revised) in the first quarter of 2006.

            For this nine month period ended January 31, 2006, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    June      August    December   January    January
                                  28, 2005   16, 2005   13, 2005   17, 2006   20, 2006     Total
                                  --------   --------   --------   --------   --------   --------
Risk free rate                         3.0%       3.0%      3.25%      3.25%      3.25%
Volatilityfactor                     60.12%     54.27%     87.72%     93.47%     90.83%
Expected dividends                     nil        nil        nil        nil        nil
Stock-based compensation
   cost expensed for nine months
    ended January 31, 2006        $ 95,840   $  4,260   $ 39,193   $    630        nil   $139,923
Unexpended stock-based
   compensation deferred over
   the vesting period                                   $548,704     30,894   $ 63,170   $642,768


            Regarding stock options granted on December 13, 2005, January 17, 2006 and January 20, 2006, the deferred stock-based compensation cost of $ 642,768 will be expensed equally over the respective two year vesting period.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

      10. RESTRICTED CASH

            Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding, that there is no specific requirement to segregate the funds, the flow-through funds which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be cash or cash equivalents. As of January 31, 2006, unexpended flow-through funds were $169,465 (CDN $193,020).

      11. INCOME TAXES

            The Company did not record any recovery for income taxes for the period ended January 31, 2006 as the net loss carry forwards are fully offset by a valuation allowance.

      12. GENERAL & ADMINISTRATION EXPENSES

            Included under general and administration expense for the three and nine month period ended January 31, 2006, is the accrual to a consultant for severance cost of $181,610(CDN $206,855). This amount is payable to the outgoing consultant within five business days of the TSX listing becoming effective and will be paid from the funds successfully raised (refer to subsequent event note).

      13. PROPERTY PLANT & EQUIPMENT

            Included under Property Plant & Equipment is office furniture and equipment purchased from the outgoing consultant for $19,315 (CDN $ 22,000). This amount is payable to the outgoing consultant within five business days of the TSX listing becoming effective and shall be paid from the funds successfully raised (refer to subsequent event note).

      14. SUBSEQUENT EVENTS

            Subsequent to January 31, 2006, the Company received the balance outstanding of $1,500 relating to the promissory note for the issue of 150,000 common shares and 150,000 share purchase warrants on December 5, 2005. This promissory note and share issuance is described above in Note 6 - ISSUANCE OF COMMON SHARES AND WARRANTS.

            The Company entered into an agreement with a placement agent, to place up to $3.0 million of its securities in Canada. Under this agreement, the placement agent would receive a cash payment equal to 9% of the gross proceeds of the private placement plus warrants equal to 10% of such gross proceeds.

            Subsequent to January 31, 2006, the Company applied for a Toronto Stock Exchange listing.

            On January 17, 2006, the Company's Board accepted the resignation of Warren Holmes in his capacity as CEO. Mr. Holmes will continue to sit on the Board as Chairman. There were no disagreements between the Company and Mr. Holmes with respect to the Company's operations, policies or practices.

            Also on January 17, 2006, the Company's Board accepted the resignation of Brian Robertson in his capacity as President. Mr. Robertson stated that his resignation is due to other commitments and that he could no longer serve the Company. There were no disagreements between the Company and Mr. Robertson with respect to the Company's operations, polices or practices.

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


      14. SUBSEQUENT EVENTS - CON'T

           On January 17, 2006, the Board appointed Kenneth Hill as CEO to fill the vacancy left by Mr. Holmes. Mr. Hill was also appointed as President to fill the vacancy left by Mr. Robertson. Mr. Hill is the founder of ProMin Consulting Associates Inc., a Canadian company that provides independent consulting and project management services to the global minerals industry. Prior to his involvement with ProMin Consulting Associates Inc., Mr. Hill held senior positions involving mine design, mine development and mine operations with Inmet Mining Corp., Northgate Exploration Ltd., Dome Mines Ltd. (now Placer Dome Inc.) and J.S. Redpath Ltd. Mr. Hill is a registered professional engineer and graduated with a degree in Geological Engineering from the Michigan Technological University. He also holds a degree in Mining Technology from the Haileybury School of Mines. Mr. Hill has over forty years of experience in the mining industry and has been a director of the Company since December 15, 2004.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
           FOR THE THREE AND NINE MONTH PERIODS ENDED JANUARY 31, 2006

FORWARD-LOOKING STATEMENTS
--------------------------

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

OVERVIEW
--------

The following discussion and analysis is intended to help you understand the Company's financial condition and results of operations for the three months and nine months ended January 31, 2006. You should read the following discussion and analysis together with the Company's audited financial statements and the notes to the financial statements for the year ended April 30, 2005. The Company's planned principal activities have not yet produced revenues and the Company has suffered recurring operating losses. The Company expects these operating losses to continue for so long as the Company remains in an exploration stage, and thereafter until the Company establishes a profitable mining operation. As at January 31, 2006, the Company had accumulated losses of $3,026,202. These losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to emerge from the exploration stage and conduct mining operations is dependent in large part upon the Company raising additional equity or debt financing; receiving funding from related parties and shareholders; and the future market for the minerals, which may be located in the Company's mineral claims.

DESCRIPTION OF BUSINESS
-----------------------

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

THE MARG PROPERTY
-----------------

In March 2005, the Company acquired rights to purchase 100% of the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the Mayo Mining District of the Yukon Territory of Canada. Title to the claims is registered in the name of YGC.

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement ("Agreement") with Atna Resources Ltd. ("Atna"). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Agreement for $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005.

The Company has agreed to make subsequent payments under the Agreement of:
(i) $87,796 (CDN$100,000) cash and an additional 133,334 common shares of the Company on or before December 12, 2006; (ii) $87,796 (CDN$100,000) cash on or before December 12, 2007; and (iii) $175,592 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $877,960 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

DESCRIPTION
-----------

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

RESULTS
-------

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

The Company completed a four (4) hole drill program on the property in early December 2005 designed to upgrade inferred mineralization to drill indicated resources as well as finding new extensions of the main "D" zone at depth. All four (4) holes intercepted the targeted zone and averaged 2.39% Cu, 2.49% Pb, 5.23% Zn, 0.73 g/t Ag, and 55 g/t Au over an average width of 3.6 meters.

THE MOUNT HINTON PROPERTY
-------------------------

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


           PROPERTY PAYMENTS
           -----------------

           On execution of the
            July 7, 2002 Agreement           $   19,693  (CDN  $   25,000) Paid

           On July 7, 2003                   $   59,078  (CDN  $   75,000) Paid

           On July 7, 2004                   $  118,157  (CDN  $  150,000) Paid

           On January 2, 2006                $  125,313  (CDN  $  150,000) Paid

           On July 7, 2006                   $  131,694  (CDN  $  150,000)

           On July 7, 2007                   $  131,694  (CDN  $  150,000)

           On July 7, 2008                   $  131,694  (CDN  $  150,000)

                                    TOTAL    $  717,323  (CDN  $  850,000)

           WORK PROGRAM-EXPENDITURES TO BE INCURRED IN THE FOLLOWING PERIODS;
           -----------------------------------------------------------------

           July 7/02 to July 6/03            $  118,157  (CDN  $  150,000)
                                                                 Incurred

           July 7/03 to July 6/04            $  196,928  (CDN  $  250,000)
                                                                 Incurred

           July 7/04 to July 6/05            $  256,006  (CDN  $  325,000)
                                                                 Incurred

           July 7/05 to Dec. 31/06           $  658,472  (CDN  $  750,000)

           Jan. 1/07 to Dec. 31/07           $  877,963  (CDN  $1,000,000)

           Jan. 1/08 to Dec. 31/08           $1,097,454  (CDN  $1,250,000)

           Jan.  1/09 to Dec. 31/09          $1,316,945  (CDN  $1,500,000)

                                    TOTAL    $4,521,925  (CDN  $5,225,000)

           Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

                  25% interest upon Work Program expenditures of $1,316,945
                     (CDN$1,500,000)

                  50% interest upon Work Program expenditures of $2,194,908
                     (CDN$2,500,000)

                  75% interest upon Work Program expenditures of $4,521,925
                     (CDN$5,225,000)


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

           The Hinton Option Agreement contemplates that upon the earlier of:
           (i) a production decision or (ii) investment of $4,521,925 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,389,816 (CDN$5,000,000).

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

DESCRIPTION
-----------

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


DISCUSSION OF OPERATIONS & FINANCIAL CONDITION
FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2006

REVENUES

No revenue was generated by the Company's operations during the three and nine-month periods ended January 31, 2006 and January 31, 2005.

EXPENSES

The Company's expenses are reflected in the Interim Consolidated Statements of Operation under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The most significant component of expense which has contributed to the total operating expense is project expense, representing approximately 52 % of the total operating expense for the nine-month period ended January 31, 2006, and approximately 55% of the total operating expense ( net of exploration tax credit) for the nine-month period ended January 31, 2005. Project expenses for the three-month period ended January 31, 2006 were approximately 59% of total operating expense as compared to approximately 14% for the three-month period ended January 31, 2005. Included in the project expense for the three month ended January 31, 2006 was the issuance of 133,333 common shares in the amount of $100,000 for property payment to Atna Resources Ltd., along with a cash payment of $43,406 (CDN$50,000) as per terms of the agreement. This entire payment of $143,406 was expensed to project expenses in the consolidated financial statements. Net loss during the nine-month period ended January 31, 2006 increased by $1,214,929 over the corresponding period of the prior year. However, for the three-month period ended January 31, 2006, our net loss was $1,028,400 as compared to our net loss of $97,642 for the same period in the prior year. For the three-month period ended January 31, 2006 the company incurred capital expenditure for $19,315 (CDN$22,000), being purchase of office furniture and equipment from an outgoing consultant.

CHANGES IN SENIOR MANAGEMENT

On January 17, 2006, the Company's Board accepted the resignation of Warren Holmes in his capacity as CEO. Mr. Holmes will continue to sit on the Board as Chairman. There were no disagreements between the Company and Mr. Holmes with respect to the Company's operations, policies or practices.

 Also on January 17, 2006, the Company's Board accepted the resignation of Brian Robertson in his capacity as President. Mr. Robertson stated that his resignation is due to other commitments and that he could no longer serve the Company. There were no disagreements between the Company and Mr. Robertson with respect to the Company's operations, policies or practices.

On January 17, 2006 the Board appointed Kenneth Hill as CEO to fill the vacancy left by Mr. Holmes. Mr. Hill was also appointed as President to fill the vacancy left by Mr. Robertson. Mr. Hill is the founder of ProMin Consulting Associates Inc., a Canadian company that provides independent consulting and project management services to the global minerals industry. Prior to his involvement with ProMin Consulting Associates Inc., Mr. Hill held senior positions involving mine design, mine development and mine operations with Inmet Mining Corp., Northgate Exploration Ltd., Dome Mines Ltd. (now Placer Dome Inc.) and J.S. Redpath Ltd. Mr. Hill is a registered professional engineer and graduated with a degree in Geological Engineering from the Michigan Technological University. He also holds a degree in Mining Technology from the Haileybury School of Mines. Mr. Hill has over forty years of experience in the mining industry and has been a director of the Company since December 15, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended January 31, 2006
-----------------------------------

On August 25, 2005 the Company entered into a Consulting Agreement with Endeavor Holdings, Inc. (Endeavor) of New York, New York to assist the Company in raising capital. Under the terms of this agreement the Company agreed to pay Endeavor 150,000 common shares at the rate of 25,000 shares per month. Either party may cancel the agreement on 30 days notice. As of October 31, 2005 the Company had issued 75,000 common shares valued at $65,250, to Endeavor. As of the three months ended January 31, 2006 the Company had issued the final 75,000 common shares valued at $65,250.

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

On November 9, 2005, one accredited investor converted the promissory note on its due date and the company issued 76,525 common shares and 37,500 warrants covering the principal amount of $56,250 and interest in the amount of $1,143 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

On December 5, 2005, the Company authorized the issuance of 150,000 common shares and 150,000 warrants to one accredited investor in consideration of $151,500, payable by delivery of $100,000 in cash and a promissory note in the principal amount of $51,500 due on January 15, 2006. Each common share was valued at $1.00 per share and each warrant at $0.01. Each warrant entitles the holder to purchase one common share at a purchase price of $1.00 per share on or before December 4, 2006. As of January 31, 2006, $1,500 of the amount to be advanced to the Company against the promissory note was still outstanding. This amount was subsequently paid by the investor.

Also on December 5, 2005, the board of directors authorized the issuance of a total of 34,389 common shares and 17,001 warrants to one accredited investor in settlement of two convertible promissory notes in the total principal amount of $25,500, plus interest in the amount of $514.55. Each common share was priced at $0.745 per share and each warrant at $0.01. Each warrant entitles the holder to purchase one common share at a purchase price of $1.25 per share for a period of 15 months.

On December 6, 2005, the board of directors authorized the issuance of 133,333 common shares (valued at $100,000) and a cash payment of $43,406 (CND $50,000) to Atna Resources Inc. as a "property payment" under the Marg Property Acquisition Agreement. These common shares and the cash payment were delivered to Atna on December 12, 2005, the due date for the payment under the Marg Property Acquisition Agreement. This entire payment of $143,406 was expensed in the consolidated statements of operations

On December 7, 2005 the board of directors authorized the issuance of 10,000 common shares to a shareholder for the exercise of 10,000 warrants in consideration of $8,772 (CDN $10,000).

On December 7, 2005, an investor converted promissory notes of the Company on their due date. The Company issued this investor, pursuant to such conversion, 34,306 common shares and 17,001 warrants covering the principal amounts of $25,500 and interest in the amount of $409 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.


On January 11, 2006 the accredited investor converted the promissory notes on their due dates and the company issued 101,150 common shares and 50,000 warrants covering the principal amounts of $75,000 and interest in the amount of $1,533 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

On December 15, 2005, the Company completed the sale of 400,000 Special an accredited investor, for $404,000. Each Special Warrant entitles its holder to acquire one common share of the Company at a purchase price of $1.00 per share and one common share purchase warrant which entitles the holder to purchase an additional common share at a purchase price of $0.01 per share. The Special Warrants may not be exercised until the earlier of: (i) the Qualification Time (as defined below), or (ii) the date which is 181 days from the closing date of the sale of the Special Warrants (the "Expiry Time"). All Special Warrants will be automatically exercised or deemed exercised without any further action on the part of the holder at 4:30 p.m. (Toronto time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Company under the Securities Act of 1933, as amended, has been declared effective by the Securities and Exchange Commission with respect to the distribution of the common shares and warrants issuable upon exercise of the Special Warrants (the "Qualification Time") or (ii) the Expiry Time. If by 4:30 p.m. (Toronto time) on the date which is 180 days from the closing date such registration statement has not been declared effective, the holders of Special Warrants shall thereafter be entitled to receive, upon the exercise or deemed exercise of the Special Warrants, 1.1 common shares and 1.1 warrants for each Special Warrant then held by such holder (in lieu of one common share and one warrant otherwise receivable) at no additional cost. The Company has undertaken to use its reasonable best efforts to file a registration statement under the Securities Act of 1933 to qualify the shares and warrants underlying the Special Warrants with the objective of being declared effective on or before 180 days from closing.

On December 30, 2005 the Company completed the sale of 200,000 Flow-Through Special Warrants ("FT Special Warrants") to National Bank Trust Inc. for the account of a Canadian accredited investor, for $180,000. Each FT Special Warrant entitles the holder to acquire one flow through common share of the Company ("Flow-Through Shares") at no additional cost. The term "Flow-Through Shares" is significant for tax purposes in Canada because it enables the issuer to allocate certain exploration tax credit to the holders of such shares. The FT Special Warrants may be exercised at any time but will automatically be exercised on the earlier of: (i) the FT Qualification Time (as defined below), or (ii) the date which is 181 days from the date of the Special Warrant Certificate (December 30, 2005), or such later date as may be agreed upon between the Company and holder of the FT Special Warrants (the "FT Expiry Time"). All FT Special Warrants will be automatically exercised without any further action by the holder at 4:30 p.m. (Toronto time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Company under the Securities Act has been declared effective by the SEC with respect to the distribution of the Flow-Through Shares issuable upon exercise of the FT Special Warrants (the "FT Qualification Time") or (ii) the FT Expiry Time. The Company has undertaken to use its reasonable best efforts to file a registration statement with the SEC to qualify the Flow-Through Shares to become effective on or before 180 days after December 30, 2005, the date of the closing of the FT Special Warrant sale.

Since all Canadian Exploration expenses are incurred by the Company's 100% owned Canadian subsidiary, which conducts mining explorations in the Yukon Territory of Canada, for Canadian tax purposes, a similar Flow-Through subscription agreement was executed between the Company and its 100% Canadian subsidiary. The effective date of renunciation for Canadian Exploration expenses is December 31, 2005, which as per Canadian tax regulations requires the Canadian subsidiary to incur eligible Canadian exploration expenses for the entire subscription amount of $180,000 (CDN$205,020) on or before December 31, 2006.

ACCOUNTING PRONOUNCEMENT AND POLICIES:

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company re-evaluates its estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. Recent accounting pronouncements are discussed in the Notes to Financial Statements contained in the Company's Annual Report for the year ended April 30, 2005. As of January 31, 2006, the Company is not aware of any additional pronouncements that materially affect the Company's financial position or results of operations.

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

The Company acquired the rights to purchase and develop the Marg Property. This acquisition also requires the Company to make material deferred payments on December 12 of 2006, 2007, and 2008. If the Company is unable to raise sufficient capital to make these payments it may lose all of its rights in the Marg Property.

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

None of the Company's directors works for the Company on a full-time basis and only two officers of the Company work for the Company on a full-time basis. There are no proposals or definitive arrangements to engage them on a full-time basis. They each rely on other business activities to support themselves. Four of the directors are officers or directors of other companies in similar exploration businesses. Such business activities may be considered a conflict of interest because these individuals must continually make decisions on how much of their time they will allocate to the Company as against their other business projects, which may be competitive, or where they will allocate new business opportunities. Also, the Company has no key man life insurance policy on any of these individuals. The loss of one or more of these officers or directors could adversely affect the ability to carry on business.

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

ITEM 2:     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Three months ended January 31, 2006
-----------------------------------

On August 25, 2005 the Company entered into a Consulting Agreement with Endeavor Holdings, Inc. (Endeavor) of New York, New York to assist the Company in raising capital. Under the terms of this agreement the Company agreed to pay Endeavor 150,000 common shares at the rate of 25,000 shares per month. Either party may cancel the agreement on 30 days notice. As of October 31, 2005 the Company had issued 75,000 common shares valued at $65,250, to Endeavor. As of the three months ended January 31, 2006 the Company had issued the final 75,000 common shares valued at $65,250.

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

On November 9, 2005, one accredited investor converted the promissory note on its due date and the company issued 76,525 common shares and 37,500 warrants covering the principal amount of $56,250 and interest in the amount of $1,143 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

On December 5, 2005, the Company authorized the issuance of 150,000 common shares and 150,000 warrants to one accredited investor in consideration of $151,500, payable by delivery of $100,000 in cash and a promissory note in the principal amount of $51,500 due on January 15, 2006. Each common share was valued at $1.00 per share and each warrant at $0.01. Each warrant entitles the holder to purchase one common share at a purchase price of $1.00 per share on or before December 4, 2006. As of January 31, 2006, $1,500 of the amount to be advanced to the Company against the promissory note was still outsatnding. This amount was subsequently paid by the investor.

On December 6, 2005, the board of directors authorized the issuance of 133,333 common shares (valued at $100,000) and a cash payment of $43,406 (CND $50,000) to Atna Resources Inc. as a "property payment" under the Marg Property Acquisition Agreement. These common shares and the cash payment were delivered to Atna on December 12, 2005, the due date for the payment under the Marg Property Acquisition Agreement. This entire payment of $143,406 was expensed in the consolidated statements of operations

On December 7, 2005 the board of directors authorized the issuance of 10,000 common shares to a shareholder for the exercise of 10,000 warrants in consideration of $8,772 (CDN $10,000).

On December 7, 2005, an investor converted promissory notes of the Company on their due date. The Company issued this investor, pursuant to such conversion, 34,306 common shares and 17,001 warrants covering the principal amounts of $25,500 and interest in the amount of $409 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.


On January 11, 2006 the accredited investor converted the promissory notes on their due dates and the company issued 101,150 common shares and 50,000 warrants covering the principal amounts of $75,000 and interest in the amount of $1,533 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.


On December 15, 2005, the Company completed the sale of 400,000 Special Warrants to an accredited investor, for $404,000. Each Special Warrant entitles its holder to acquire one common share of the Company at a purchase price of $1.00 per share and one common share purchase warrant which entitles the holder to purchase an additional common share at a purchase price of $0.01 per share. The Special Warrants may not be exercised until the earlier of: (i) the Qualification Time (as defined below), or (ii) the date which is 181 days from the closing date of the sale of the Special Warrants (the "Expiry Time"). All Special Warrants will be automatically exercised or deemed exercised without any further action on the part of the holder at 4:30 p.m. (Toronto time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Company under the Securities Act of 1933, as amended, has been declared effective by the Securities and Exchange Commission with respect to the distribution of the common shares and warrants issuable upon exercise of the Special Warrants (the "Qualification Time") or (ii) the Expiry Time. If by 4:30 p.m. (Toronto time) on the date which is 180 days from the closing date such registration statement has not been declared effective, the holders of Special Warrants shall thereafter be entitled to receive, upon the exercise or deemed exercise of the Special Warrants, 1.1 common shares and 1.1 warrants for each Special Warrant then held by such holder (in lieu of one common share and one warrant otherwise receivable) at no additional cost. The Company has undertaken to use its reasonable best efforts to file a registration statement under the Securities Act of 1933 to qualify the shares and warrants underlying the Special Warrants with the objective of being declared effective on or before 180 days from closing.

On December 30, 2005 the Company completed the sale of 200,000 Flow-Through Special Warrants ("FT Special Warrants") to National Bank Trust Inc. for the account of Northern Precious Metals 2005 Limited Partnership, a Canadian accredited investor, for $180,000. Each FT Special Warrant entitles the holder to acquire one flow through common share of the Company ("Flow-Through Shares") at no additional cost. The term "Flow-Through Shares" is significant for tax purposes in Canada because it enables the issuer to allocate certain exploration tax credit to the holders of such shares. The FT Special Warrants may be exercised at any time but will automatically be exercised on the earlier of: (i) the FT Qualification Time (as defined below), or (ii) the date which is 181 days from the date of the Special Warrant Certificate (December 30, 2005), or such later date as may be agreed upon between the Company and holder of the FT Special Warrants (the "FT Expiry Time"). All FT Special Warrants will be automatically exercised without any further action by the holder at 4:30 p.m. (Toronto time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Company under the Securities Act has been declared effective by the SEC with respect to the distribution of the Flow-Through Shares issuable upon exercise of the FT Special Warrants (the "FT Qualification Time") or (ii) the FT Expiry Time. The Company has undertaken to use its reasonable best efforts to file a registration statement with the SEC to qualify the Flow-Through Shares to become effective on or before 180 days after December 30, 2005, the date of the closing of the FT Special Warrant sale.


ITEM 3:     DEFAULTS UPON SENIOR SECURITIES:

                  None.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                  None.

ITEM 5:     OTHER INFORMATION:

Subsequent to January 31, 2006, the Company received the balance outstanding of $1,500 relating to a promissory note issued by the Company on December 5, 2005, referred to above under "Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS."

The Company has an oral agreement with a placement agent, to place up to $3.0 million of its securities in Canada. Under this agreement, the placement agent would receive a cash payment equal to 9% of the gross proceeds of the private placement plus warrants equal to 10% of such gross proceeds.

On January 17, 2006, the Company's Board accepted the resignation of Warren Holmes in his capacity as CEO. Mr. Holmes will continue to sit on the Board as Chairman. There were no disagreements between the Company and Mr. Holmes with respect to the Company's operations, policies or practices.

Also on January 17, 2006, the Company's Board accepted the resignation of Brian Robertson in his capacity as President. Mr. Robertson stated that his resignation is due to other commitments and that he could no longer serve the Company. There were no disagreements between the Company and Mr. Robertson with respect to the Company's operations, policies or practices.

On January 17, 2006 the Board appointed Kenneth Hill as CEO to fill the vacancy left by Mr. Holmes. Mr. Hill was also appointed as President to fill the vacancy left by Mr. Robertson. Mr. Hill is the founder of ProMin Consulting Associates Inc., a Canadian company that provides independent consulting and project management services to the global minerals industry. Prior to his involvement with ProMin Consulting Associates Inc., Mr. Hill held senior positions involving mine design, mine development and mine operations with Inmet Mining Corp., Northgate Exploration Ltd., Dome Mines Ltd. (now Placer Dome Inc.) and J.S. Redpath Ltd. Mr. Hill is a registered professional engineer and graduated with a degree in Geological Engineering from the Michigan Technological University. He also holds a degree in Mining Technology from the Haileybury School of Mines. Mr. Hill has over forty years of experience in the mining industry and has been a director of the Company since December 15, 2004.


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

Dated:  March 15, 2006                   /s/ Ken J. Hill
                                         ---------------------------------------
                                         Ken J Hill, President, CEO and Director