Form 10KSB
period 2006-04-30
YUKON GOLD CORP INC
filed 2006-07-31
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      (Mark one)

      |X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year April 30, 2006, or

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

                                 55 York Street
                                    Suite 401
                         Toronto, Ontario M5J 1R7 Canada
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 416-865-9790

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.0001 per share

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) |_|

The issuer had no revenue in the year ended April 30, 2006.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of April 30, 2006 was approximately $18,793,128 based upon the closing price of the issuer's Common Stock reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

As of April 30, 2006, 16,366,728 shares of the issuer's Common Stock were outstanding.

No documents are incorporated by reference into this Form 10-KSB.

Transitional Small Business Disclosure Yes |_| No |X|

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page
                                                                            ----
Item 1.    Description of Business and Risk Factors                           4

Item 2.    Description of Property                                            6

Item 3.    Legal Proceedings                                                 10

Item 4.    Submission of Matters to a Vote of Securities Holders             10

                                     Part II

Item 5.    Market For Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchase of Equity Securities               11

Item 6.    Management's Discussion and Analysis or Plan of Operation         18

Item 7.    Financial Statements                                              26

Item 8.    Change in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                              26

Item 8A.   Controls and Procedures                                           26

Item 8B.   Other Information                                                 26

                                    Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                 27

Item 10.   Executive Compensation                                            32

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   36

Item 12.   Certain Relationships and Related Transactions                    37

Item 13.   Exhibits                                                          38

Item 14.   Principal Accountant Fees and Services                            39

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "projects," or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part II., Item 6, "Management's Discussion and Analysis--Risk Factors," and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

Item 1. Description of Business.

In this report, the terms "Yukon Gold", "Company," "we," "us" and "our" refer to Yukon Gold Corporation, Inc. The term "common stock" refers to the Company's common stock, par value $0.0001 per share.

Yukon Gold is an exploration stage mining company. Our objective is to explore and, if warranted and feasible, to develop ore reserves on the mineral claims located in the Mayo Mining District of the Yukon Territory, Canada. We hold these claims through our wholly owned subsidiary, Yukon Gold Corp., an Ontario, Canada corporation ("YGC"). The mineral claims are in two separate locations that are referred to herein as the "Mount Hinton Property" and the "Marg Property." These locations lie within 20 miles of each other in the Yukon Territory. All of our exploration activities are undertaken through YGC. We cannot ascertain at this time whether a commercially viable mineral resource exists on the Mount Hinton Property or the Marg Property. We are undertaking further exploration at both properties. Each major exploration program requires us to raise further capital.

RISK FACTORS

1. WE DO NOT HAVE AN OPERATING BUSINESS

Yukon Gold has rights in certain mineral claims located in the Yukon Territory, Canada. To date we have done limited exploration of the property covered by our mineral claims. We do not have a mine or a mining business of any kind. There is no assurance that we will develop an operating business in the future.

2. WE HAVE NO SOURCE OF OPERATING REVENUE AND EXPECT TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF WE ARE ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, we have no source of revenue, we do not have sufficient working capital to complete our exploration programs (including feasibility studies) and we do not have any commitments to obtain additional financing. Further, we do not have enough working capital to meet all of our contractual commitments to acquire our mineral properties. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

      o further exploration of the Mount Hinton Property and the results of that exploration;

      o our ability to raise the capital necessary to conduct this exploration and preserve our interest in these mineral claims; and

      o our ability to raise capital to develop the Marg Property, establish a mining operation, and operate this mine in a profitable manner.

Because we have no operating revenue, we expect to incur operating losses in future periods as we continue to expend funds to explore and develop the Mount Hinton and Marg Properties. Failure to raise the necessary capital to continue exploration and development could cause us to go out of business.

3. OUR STOCK PRICE WILL BE HEAVILY INFLUENCED BY THE RESULTS OF DRILLING TESTS THAT ARE BEING CONDUCTED IN THE YUKON TERRITORY IN THE SUMMER OF 2006.

We cannot predict the results of the drilling tests that are being conducted in the summer of 2006. The results of these tests will dictate further exploration at the Marg Property and the Mount Hinton Property and are likely to affect the trading price of our stock.

4. IF WE DEVELOP OTHER MINERAL RESOURCES, THERE IS NO GUARANTEE THAT PRODUCTION WILL BE PROFITABLE.

Even if we find other commercial mineral resources, there is no assurance that we will be able to mine them or that a mining operation would be profitable on any of our properties. No feasibility studies have been conducted as of the date of this report.

5. WE MUST MAKE REGULAR ONGOING INVESTMENTS IN ORDER TO MAINTAIN OUR MINERAL CLAIMS.

We have an option agreement with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the mineral claims described in this report as the "Mount Hinton Property". Our agreement with the Hinton Syndicate requires us to make regular ongoing investments. If we fail to make these investments, we will not earn an interest in these mineral claims and we may lose all of our rights in the Mount Hinton Property. The Marg Acquisition Agreement also requires the Company to make material deferred payments on December 31 of 2006, 2007 and 2008. If we are unable to raise sufficient capital to make these payments we may lose all of our rights in the Marg Property.

6. WEATHER INTERRUPTIONS IN THE YUKON TERRITORY MAY DELAY OUR PROPOSED EXPLORATION OPERATIONS.

Weather factors will significantly affect our exploration efforts. Currently, we can only work above ground at the Mount Hinton and Marg Properties from late May until early October of each year, depending upon how early snowfall occurs.

7. WE COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

We could face delays in obtaining permits to operate on the Mount Hinton and Marg Properties. Such delays could jeopardize financing, if any is available, in which case we would have to delay or abandon work on one or both of the properties.

8. GOING CONCERN QUALIFICATION

The Company has included a "going concern" qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate ore resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the "going concern" qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

9. THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

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

10. OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES

Our ability to develop our mineral properties and the future profitability of the Company is directly related to the market price of certain minerals. The sharp rise in commodity prices over the past year has resulted in increased investor interest in mineral exploration companies. The Company has benefited from this trend, but like other companies in this sector, the Company would be negatively affected if commodity prices were to fall.

11. OUR BUSINESS IS SUBJECT TO CURRENCY RISKS

The Company conducts some of its business activities in Canadian dollars. Consequently, the Company is subject to gains or losses due to fluctuations in Canadian currency relative to the U.S. dollar.

Item 2. Description of Property

The Marg Property

The Marg Property consists of 402 contiguous mineral claims covering approximately 20,000 acres. Access to the claim group is possible either by helicopter, based in Mayo, Yukon Territory, Canada, located approximately 80 km to the southwest or by small aircraft to a small airstrip located near the Marg deposit. A 50 kilometer winter road from Keno City to the property boundary was completed in 1997. The camp site and some equipment remain in tact at the site.

The ore body at the site contains a total of 5,527,000 metric tonnes of a drill indicated and inferred resource with an average width of 6.0 metres and average grade of 1.76% copper, 2.46% lead, 4.60% zinc, 59.5 grams silver and 1 gram gold per tonne. The ore body is contained in four zones with strike lengths from 650 metres to 1,200 metres.

Yukon Gold believes that exploration potential within the Marg Property is good. Our claims are registered in the Mining Recorders Office in the Mayo Mining District of the Yukon Territory and give us the right to explore and mine minerals from the property covered by the claims.

In March of 2005, our wholly owned Canadian subsidiary, YGC, acquired from Medallion Capital Corp. ("Medallion") all of Medallion's rights to purchase and develop the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the central Yukon Territory of Canada. The price paid by the Company was Medallion's cost to acquire the interest. Medallion is owned and controlled by a former director of the Company, Stafford Kelley. The rights acquired by YGC arise under a Property Purchase Agreement between Medallion and Atna Resources Ltd. ("Atna"), hereinafter referred to as the "Marg Acquisition Agreement." Under the terms of the Marg Acquisition Agreement, Medallion paid $119,189 (CDN$150,000 ) in cash and committed to deliver to Atna 133,333 common shares of Yukon Gold. Pursuant to an assignment by Medallion, YGC assumed all of the rights and obligations of Medallion under the Marg Acquisition Agreement, including the obligation to provide common stock of Yukon Gold. The Company agreed to make subsequent payments under the Marg Acquisition Agreement of: (i) $43,406 (CDN$50,000) cash and an additional 133,333 common shares of Yukon Gold on or before December 12, 2005 (paid and issued); (ii) $89,445 (CDN$100,000) cash and an additional 133,334 common shares of Yukon Gold on or before December 12, 2006; (iii) $89,445 (CDN$100,000) cash on or before December 12, 2007; and (iv) $178,891
(CDN$200,000) in cash and/or common shares of Yukon Gold (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, if any, the Company will pay to Atna $894,454 (CDN$1,000,000) in cash and/or common shares of Yukon Gold, or some combination thereof to be determined.

The Mount Hinton Property

The Mount Hinton Property consists of 273 mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. Our claims are registered in the Mining Recorders Office in the Mayo Mining District of the Yukon Territory and give us the right to explore and mine minerals from the property covered by the claims. The claims are located adjacent to the Keno Hill Mining Camp, approximately 6 miles southeast of Keno City and about 37 miles northeast of the village of Mayo in the Yukon Territory of Canada. The Keno Hill Mining Camp was operated by United Keno Hill Mines Ltd. ("UKHM"), and operated continuously from 1913 to 1989. During much of that time, our claims were held by UKHM, which conducted limited exploration work with some success in the mid 1960's and again in the mid 1980's. In 2002, we conducted a program to further evaluate a potential resource on the property. In 2003 and 2004 we employed Archer Cathro & Associates (1981) Ltd., a Vancouver, British Columbia geology firm, to continue the exploration and provide a comprehensive report on the claims. We are conducting further exploration of the site during the summer of 2006, as further described in Management's Discussion and Analysis or Plan of Operations herein. Mount Hinton has elevations of approximately 6,500 ft. above sea level. Our ability to conduct surface exploration at this latitude and elevation is limited to the period each year from late May to late October.

Our wholly owned Canadian subsidiary, YGC, also holds an option from the Hinton Syndicate, a private syndicate consisting of four individuals, with whom we have an agreement to acquire a 75% interest in the 273 mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory in Canada.

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate. The terms of our agreement with the Hinton Syndicate (the "Hinton Syndicate Agreement") are outlined below. The Hinton Syndicate Agreement was entered into in July of 2002 and amended as of July 7, 2005.

The schedule of Property Payments and Work Programs and the status of payment are as follows:

PROPERTY PAYMENTS

a.   On execution of the July 7, 2002 Agreement   $ 19,693   CDN$ 25,000 - Paid
b.   On July 7, 2003                              $ 59,078   CDN$ 75,000 - Paid
c.   On July 7, 2004                              $118,157   CDN$150,000 - Paid
d.   On January 2, 2006                           $125,313   CDN$150,000 - Paid
e.   On July 7, 2006                              $134,168   CDN$150,000 - Paid
                                                                   Subsequently
f.   On July 7, 2007                              $134,168   CDN$150,000
g.   On July 7, 2008                              $134,168   CDN$150,000
       TOTAL                                      $724,745   CDN$850,000

WORK PROGRAM-expenditures to be incurred in the following periods;

a.   July 7/02 to July 6/03   $  118,157   CDN$  150,000 - Incurred
b.   July 7/03 to July 6/04   $  196,928   CDN$  250,000 - Incurred
c.   July 7/04 to July 6/05   $  256,006   CDN$  325,000 - Incurred
d.   July 7/05 to Dec.31/06   $  670,841   CDN$  750,000 - Incurred
                                                       Subsequently
e.   Jan. 1/07 to Dec 31/07   $  894,454   CDN$1,000,000
f.   Jan. 1/08 to Dec 31/08   $1,118,068   CDN$1,250,000
g.   Jan  1/09 to Dec 31/09   $1,341,682   CDN$1,500,000
       TOTAL                  $4,596,136   CDN$5,225,000

All Property Payments and Work Program expenditures due through the date of this report have been made and incurred. Work program expenditures satisfying the requirements of the Mount Hinton Agreement through December 31, 2006 were incurred subsequent to April 30, 2006.

Provided that all Property Payments and Work Program expenditures are made as scheduled, Yukon Gold will have earned the interest shown below at the following levels of investment:

      25% interest upon Work Program expenditures of $ 1,341,682
      (CDN$1,500,000);
      50% interest upon Work Program expenditures of $ 2,236,136
      (CDN$2,500,000); and
      75% interest upon Work Program expenditures of $ 4,596,136 (CDN$5,225,000)

In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Syndicate Agreement. Section 2.2(a) of the Hinton Syndicate Agreement provides that costs shall be deemed to have been "incurred" when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur."

The Hinton Syndicate Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,596,136 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Syndicate Agreement, the party with the majority interest would control the joint venture. Once a 75% interest is earned by YGC, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a payment of $4,472,272 (CDN$5,000,000).

The Hinton Syndicate Agreement provides that the Hinton Syndicate receive a 2% "net smelter returns royalty." In the event that we exercise our option to buy the entire interest of the Hinton Syndicate (which is only possible if we have reached a 75% interest, as described above) then the "net smelter return royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The "net smelter returns royalty" is a percentage of the gross revenue received from the sale of the ore produced from our mine less certain permitted expenses.

The Hinton Syndicate Agreement entitles the Hinton Syndicate to recommend for appointment (but not nominate) one member to the board of directors of the Yukon Gold.

The Hinton Syndicate members each have the option to receive their share of property payments in stock of Yukon Gold at a 10% discount to the market. YGC and Yukon Gold also have the option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of Yukon Gold. As of July 7, 2006, Yukon Gold issued to the Hinton Syndicate 43,166 shares of its common stock, based upon a valuation adopted by the Board of Yukon Gold of $1.39 per share, as partial payment of the July 7, 2006 Property Payment. On July 7, 2006 the Company issued 43,166 common shares and paid $80,501 (CDN$90,000) in cash in settlement of the property payment due on July 7, 2006 on the Mount Hinton Property. The shares represent 40% of the total $134,168 (CDN$150,000) payment and were valued at $1.24 (CDN$1.39) each.

The Hinton Syndicate Agreement pertains to an "area of interest" which includes the area within ten kilometers of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Syndicate Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the "area of interest." The non-staking party may then elect to have the new claims included within the Hinton Syndicate Agreement.

The Hinton Syndicate Agreement provides both parties (YGC and the Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

Under the Hinton Syndicate Agreement, the Hinton Syndicate is responsible for any environmental liability claims arising from the status of the property prior to the effective date of the Hinton Syndicate Agreement.

Under the terms of the Hinton Syndicate Agreement three of the syndicate members are entitled to bid on work we propose to carry out and if their price is competitive they are entitled to do the work. There is no requirement in the Hinton Syndicate Agreement that these parties perform development work.

Corporate Office

The Company relocated its corporate offices to 55 York Street, Suite 401, Toronto, Ontario M5J 1R7. The Company entered into a five-year lease which was executed on March 27, 2006. The lease commenced on July 1, 2006. Minimum lease commitments under the lease were as follows:

               Years ending April 30,   Minimum lease commitment
               ----------------------   ------------------------
                        2007            $35,131 (CDN $39,280)
                        2008            $42,715 (CDN $47,756)
                        2009            $42,826 (CDN $47,880)
                        2010            $44,493 (CDN $49,740)
                        2011            $44,827 (CDN $50,112)
                        2012            $ 7,471 (CDN $8,353)

Item 3. Legal Proceedings.

There is no material legal proceeding pending or, to the best of our knowledge, threatened against the Company or its subsidiaries.

Item 4. Submission of Matters to Vote of Security Holders.

The shareholders of Yukon Gold did not vote on any matters during the year ended April 30, 2006.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of April 30, 2006, there are 16,366,728 shares of common stock outstanding, held by 852 shareholders of record. Of that amount, 9,025,045 common shares were issued and outstanding as of April 30, 2005.

Private Placements of Securities For the Year Ended April 30, 2006

On March 28, 2006 the Company completed a brokered private placement through the issuance of 5,331,327 common share units at a price of $0.60 per unit for gross proceeds of $3,198,799. The Company also completed a private placement through the issuance of 25,000 so-called "flow-through" shares at a price of $0.75 per share for gross proceeds of $ 18,750. "Flow through" shares carry certain tax benefits to shareholders who are Canadian tax payers. The Company must use the proceeds from the placement of "flow-through" securities for exploration and development programs in order to enable the holders of "flow-through" shares to derive the tax benefits in Canada. Each Common share unit consists of one share and one-half of one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase one common share at $0.90 per share for a period expiring on March 28, 2008. The placement agent in Canada for this private placement was Novadan Capital Ltd., based in Toronto, Canada ("Novadan"). Novadan (or its permitted assignees) received a commission in connection with this private placement consisting of cash equal to 9% of the proceeds of the private placement in Canada ($289,579.00) and 533,133 broker's warrants equaling 10% of the number of common share units sold. Each broker warrant entitles Novadan or its permitted assigns to purchase common shares and one-half share purchase warrant for $0.60 until March 28, 2008. Each full warrant is then exercisable for $0.90. In addition, Yukon Gold paid all of Novadan's expenses related to the private placement, subject to a cap of $20,000. As part of the agreement with Novadan in connection with this offering, the Company granted to Novadan a right-of-first refusal to act as underwriter or best-efforts placement agent in connection with any subsequent public or private offering by the Company within eighteen months of the closing. In addition, Yukon Gold entered into a Consulting Agreement with Novadan for ongoing financial and strategic advice. As compensation under the Consulting Agreement, Yukon Gold will issue to Novadan 240,000 shares of its common stock, such shares to be issued in equal installments over the twelve-month period of the Consulting Agreement. Yukon Gold has agreed to register the re-sale of these shares at the earliest date that the Company files a registration statement.

On December 30, 2005, Yukon Gold completed a private placement of 200,000 flow-through special warrants to a single investor in Canada for consideration of $180,000. Each such flow-through special warrant entitles the holder to acquire one "flow through" common share of the Company for no additional consideration. So-called "flow through" shares carry certain tax benefit to Canadian holders. The Company has undertaken to register the re-sale of the common shares underlying the flow-through special warrants. The flow-through special warrants become automatically exercisable as of the effective date of a registration statement covering the resale of the underlying shares in the United States.

On December 15, 2005, the Company completed the sale of 400,000 special warrants to a single investor in Canada at a purchase price of $1.01 per special warrant for total consideration of $404,000. Each special warrant entitles the holder to purchase one common share of the Company and one additional common share purchase warrant at no additional cost. The Company has undertaken to register the re-sale of the common shares underlying the special warrants. The special warrants become automatically exercised as of the effective date of a registration statement covering the resale of the underlying shares in the United States. The terms of the private placement provided that if such a registration statement covering such re-sale was not effective by June 15, 2006, the holder of the special warrant would be entitled to receive 1.1 common shares and 1.1 Special Warrants for each common share and special warrant then held by such holder in lieu of the holders original interest (an additional 10% issuance referred to as "penalty interest"). The Company did not file a registration statement covering the re-sale of such shares and this holder is now entitled to receive the penalty interest. The Company declined to file a re-sale registration statement at that time in order to avoid interference with other capital raising efforts of the Company in the United States. The Company does intend to register the re-sale of the common shares underlying the Special Warrants at a future date.

On December 5, 2005, the Company completed a private placement of 150,000 common shares and 150,000 warrants to a single accredited investor for consideration of $151,500. Each common share was priced at $1.00 and each warrant at $0.01. Each warrant entitles the holder to purchase one common share of the Company at an exercise price of $1.00 for a period of one year from the date of issuance.

On August 31, 2005, the Company accepted subscriptions from four accredited investors and one accredited corporation, all residents of Canada, for a total of 200,000 units priced at $0.55 per unit for a total of $110,000. Each unit consists of one common share and one-half share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring August 31, 2007.

On August 29, 2005, the Company completed the sale of 149,867 units at $0.55 per unit to a director of the Company for $82,427 (CDN$100,000). Each unit consists of one common share and one-half share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring on August 5, 2007.

On August 26, 2005 the board of directors approved the issuance of 490,909 units at $0.55 per unit to J.L. Guerra, Jr., then an arms length accredited shareholder for a total of $270,000. Each unit consists of one common share and one-half share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full share purchase warrant entitles the holder to purchase one common share at $1.00 per share, after one year and seven days following closing, for a period of two (2) years following such date. The Company received $20,000 of the subscription price on August 12, 2005 as a loan to be applied to the subscription price and $100,000 on September 15, 2005 and a promissory note for $150,000, due on or before October 1, 2005, for the balance of the subscription price. The promissory note was paid in full by the due date. Mr. Guerra subsequently became a director of the Company on November 2, 2005 and then became chairman of the board on July 11, 2006.

Other Sales or Issuances of Unregistered Securities

Year ended April 30, 2005

On March 1, 2005 the Company issued 133,333 common shares to Atna Resources Ltd. as property payments in the amount of $100,000 for the Marg Property.

On March 2, 2005 the Company issued 76,204 common shares on conversion of a convertible promissory note.

Year ended April 30, 2006

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

On August 23, 2005 the board of directors approved the issuance of 24,336 units to an arms length investor and 12,168 units to an officer of the Company at $0.55 per unit, in settlement of an accounts payable for services, for a total of $20,077 (CDN$24,398). Each unit consists of one common share and one-half share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full share purchase warrant entitles the holder to purchase one common share at $1.00 per share for a period expiring on August 15, 2007.

On August 25, 2005 the Company entered into a Consulting Agreement with Endeavor Holdings, Inc. ("Endeavor"), based in New York, New York to assist the Company in raising capital. Under the terms of this agreement the Company agreed to pay Endeavor 150,000 common shares at the rate of 25,000 shares per month. Either party could cancel the agreement upon 30 days notice. The Company issued 150,000 common shares valued at $130,500 to Endeavor.

On October 18 and 24, 2005 the Company issued a total of 59,547 common shares and 29,167 warrants covering the principal amount of $43,750, plus interest of $910, on conversion of a convertible promissory note issued on October 6, 2004.

On October 18, 2005 the Company authorized the issuance of 14,000 common shares for the exercise of 14,000 warrants from a warrant holder in consideration of $12,000.

On November 9, 2005, an accredited investor converted a promissory note on its due date and the Company issued 76,525 common shares and 37,500 warrants covering the principal amount of $56,250 and interest in the amount of $1,143 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

On December 6, 2005 the board of directors authorized the issuance of 133,333 common shares valued at $100,000 for property payment to Atna Resources Ltd., along with a cash payment of $43,406 (CDN$50,000) as per terms of the Marg Acquisition Agreement. The common shares along with the cash payment were delivered to Atna Resources Ltd. on December 12, 2005.

On December 7, 2005 an accredited investor converted promissory notes of the Company on their due dates and the Company issued 34,306 common shares and 17,001 warrants covering the principal amounts of $25,500 and interest in the amount of $409 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

On December 7, 2005 the board of directors authorized the issuance of 10,000 common shares to a shareholder upon the exercise of 10,000 warrants in consideration of $8,772 (CDN$10,000).

On January 11, 2006 an accredited investor converted promissory notes of the Company on their due dates and the Company issued 101,150 common shares and 50,000 warrants covering the principal amounts of $75,000 and interest in the amount of $1,533 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

On April 11, 2006, a director of the Company exercised his option to purchase 10,000 common shares at the option price of $0.55 per share. The Company received payment and issued 10,000 common shares.

Purchase Warrants

The following table summarizes the warrants outstanding as of the year ended April 30, 2006.

                                                           Number of
                                                            Warrants   Exercise
                                                            Granted     Prices       Expiry Date
                                                           ---------   --------   ----------------
Outstanding at April 30, 2004 and average exercise price     499,731     $0.79
Granted in year 2004-2005                                     37,500     $1.25    June 30, 2006
                                                           ---------     -----
Outstanding at April 30, 2005 and average exercise price     537,231     $0.82
Granted in year 2005-2006                                    150,000     $1.00    December 5, 2006
Granted in year 2005-2006                                     32,320     $1.00    December 15,2006
Granted in year 2005-2006                                    259,542     $1.00    August 5, 2007
Granted in year 2005-2006                                     18,252     $1.00    August 15, 2007
Granted in year 2005-2006                                    245,455     $1.00    August 22, 2007
Granted in year 2005-2006                                    100,000     $1.00    August 31, 2007
Granted in year 2005-2006                                     12,500     $1.25    January 14, 2007
Granted in year 2005-2006                                     16,667     $1.25    January 25, 2007
Granted in year 2005-2006                                     37,500     $1.25    February 9, 2007
Granted in year 2005-2006                                     17,001     $1.25    March 7, 2007
Granted in year 2005-2006                                     50,000     $1.25    April 11, 2007
Granted in year 2005-2006                                  2,665,669     $0.90    March 28, 2008
Granted in year 2005-2006                                    533,133     $0.60    March 28, 2008
Exercised                                                    (24,000)   ($0.82)
Expired                                                           --
Cancelled                                                         --        --
                                                           ---------     -----
Outstanding at April 30, 2006 and average exercise price   4,651,270     $0.88
                                                           =========     =====

Outstanding Share Data

As at April 30, 2006, 16,366,728 common shares of the Company were outstanding.

Of the options to purchase common shares issued to the Company's directors, officers and consultants under the Company's stock option plan, 2,958,000 remained outstanding with exercise prices ranging from $0.55 to $1.19 and expiry dates ranging from December 15, 2006 to January 20, 2008. If exercised, 2,958,000 common shares of the Company would be issued, generating proceeds of $2,632,620.

On April 30, 2006, 4,651,270 share purchase warrants were outstanding with exercise prices ranging from $0.60 to $1.25 and expiring between December 5, 2006 and March 28, 2008. If exercised, 4,651,270 common shares would be issued, generating proceeds of $4,093,118.

                                                                                         Number of securities
                                                                                        remaining available for
                                Number of securities to be  Weighted-average exercise    future issuance under
                                  issued upon exercise of     price of outstanding     equity compensation plans
                                   outstanding options,       options, warrants and      (excluding securities
                                    warrants and rights              rights            reflected in column (a))
                                         (a)                         (b)                          (c)
                                --------------------------  -------------------------  -------------------------
Equity compensation plans
  approved by security holders            7,609,270                    $0.88                    2,042,000*

Equity compensation plans not
  approved by securities holders            N/A                         N/A                        N/A
                                          ---------                    -----                    ---------
            Total                         7,609,270                    $0.88                    2,042,000
                                          =========                    =====                    =========

*On May 23, 2005, the Company filed a registration statement on Form S-8 in order to register the issuance of 3.3 million shares pursuant to the 2003 Stock Option Plan.

To date we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the board of directors.

Subsequent Issue of Common Shares

On May 29, 2006 the Company issued 10,000 common shares for the exercise of 10,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $8,945 (CDN$10,000).

On May 29, 2006 the Company issued 45,045 common shares for the exercise of 45,045 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $40,291 (CDN$45,045).

On May 29, 2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $14,311 (CDN$16,000).

On May 30, 2006 the Company issued 141,599 common shares for the settlement of an accrued liability to an ex officer and director. The accrued severance amount of $118,943 (CDN$128,855) was converted to 141,599 common shares at $0.84 (CDN$0.91).

On June 22, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $39,058 (CDN$43,667).

On June 28, 2006 the Company issued 17,971 common shares for the exercise of 17,971 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $16,074 (CDN$17,971).

On June 28, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $39,058 (CDN$43,667).

On June 28, 2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $14,311 (CDN$16,000).

On June 29, 2006 the Company issued 158,090 common shares for the exercise of 158,090 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $141,404 (CDN$158,090).

On July 7, 2006 the Company issued 43,166 common shares and paid $80,501 (CDN$90,000) in cash in settlement of a property payment on the Mount Hinton Property. The shares represent 40% of the total $134,168 (CDN$150,000) payment and were valued at $1.24 (CDN$1.39) each.

On July 7, 2006 the Company issued 64,120 common shares for the exercise of 64,120 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $57,352 (CDN$64,120).

On July 17, 2006 the Company issued 61,171 common shares for the exercise of 61,171 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $54,715 (CDN$61,171).

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "YGDC." The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Our high and low sales prices of our common stock during the fiscal years ended April 30, 2005 and 2006 are as follows.

These quotations represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR 2005                            HIGH                     LOW
------------------                         -----                    -----
First Quarter                               N/A                      N/A
Second Quarter                              N/A                      N/A
Third Quarter                              $0.80                    $0.10
Fourth Quarter                             $1.28                    $0.60

FISCAL YEAR 2006                            HIGH                     LOW
------------------                         -----                    -----
First Quarter                              $1.05                    $0.42
Second Quarter                             $1.12                    $0.52
Third Quarter                              $1.45                    $0.60
Fourth Quarter                             $2.25                    $0.67

As of April 19, 2006, our stock began trading on the Toronto Stock Exchange under the symbol "YK." The high and low trading prices for our common stock for the fiscal year periods indicated below are as follows:

FISCAL YEAR 2006                          HIGH                      LOW
------------------                 -----------------          ------------------
Fourth Quarter                     US$2.25 (CDN$2.40)         US$0.67 (CDN$1.75)

Our Transfer Agent

Our transfer agent is Equity Transfer Services, Inc. with offices at 120 Adelaide Street W. Suite 420, Toronto, Ontario M5H 4C3. Their phone number is 416-361-0930. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

Dividends

We have not declared any cash dividends on our common stock. We plan to retain any future earnings, if any, for exploration programs, administrative expenses and development of the Company and its assets.

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

On May 23, 2005, Yukon Gold filed a registration statement on Form S-8 with the SEC pursuant to which it registered 3,300,000 shares of common stock reserved for issuance upon exercise of options granted pursuant to the Plan. On February 10, 2006 the board of directors amended the 2003 Stock Option Plan to cease accepting promissory notes of option holders as payment for the exercise of options. No other changes were made.

The following summarizes options outstanding as at April 30:

                                              Number of shares
                            Option price   ----------------------
       Expiry date            per share       2006        2005
-------------------------   ------------   ---------   ----------
December 15, 2006               0.75       1,100,000    1,750,000
January 5, 2007                 0.75          84,000       84,000
June 28, 2007                   0.55         490,000           --
April 15, 2008                  0.58          20,000           --
December 13, 2007               1.19       1,026,000           --
December 13, 2007               1.19          88,000           --
January 20, 2008                0.85         150,000           --
                                           ---------    ---------
                                           2,958,000    1,834,000
                                           ---------    ---------
Weighted average exercise
  price at end of year                          0.89         0.75
                                           ---------    ---------

                                              Number of shares
                                           ----------------------
                                              2006        2005
                                           ---------    ---------
Outstanding, beginning of year             1,834,000           --
Granted                                    1,784,000    1,834,000
Expired                                           --           --
Exercised                                    (10,000)          --
Forfeited                                         --           --
Cancelled                                   (650,000)          --
Outstanding, end of year                   2,958,000    1,834,000
Exercisable, end of year                   1,269,450      302,176

Item 6. Management's Discussion and Analysis

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Discussion of Operations & Financial Condition
Twelve months ended April 30, 2006

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at April 30, 2006, we had accumulated losses of $3,231,792. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company's major endeavor over the year has been its effort to raise additional capital to meet its ongoing obligations under both the Hinton Syndicate Agreement and the Marg Acquisition Agreement and to pursue its exploration activities.

Having obtained material financing, we implemented exploration programs at both the Mount Hinton and Marg Properties.

SELECTED ANNUAL INFORMATION

                                    April 30, 2006   April 30, 2005
                                    --------------   --------------
Revenues                                     Nil             Nil
Net Loss                             $ 1,855,957       $ 808,146
Loss per share-basic and diluted     $     (0.17)      $   (0.09)
Total Assets                         $ 2,842,553       $ 260,069
Total Liabilities                    $   250,688       $ 783,046
Cash dividends declared per share            Nil             Nil

The total assets for the year ended April 30, 2006 includes cash and cash equivalents for $2,412,126, restricted cash and restricted deposit for $136,164 and capital assets for $63,141. For the year ended April 30, 2005, total assets include current assets of $255,291 and capital assets of $4,778. The significant increase in current assets is due to cash and cash equivalent of $2,412,126 as at April 30, 2006 as compared to $79,256 for the prior year. The increase in cash and cash equivalent arose as the Company completed a brokered private placement on March 28, 2006 for net proceeds of approximately $3 million.

Revenues

No revenue was generated by the Company's operations during the years ended April 30, 2006 and April 30, 2005.

Net Loss

The Company's expenses are reflected in the Consolidated Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles ("GAAP"), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

      (a) Stock-based Compensation

      Included in the operating expenses for the year ended April 30, 2006 is stock option compensation expense of $225,246 as compared with $nil for the prior year ended April 30, 2005. Stock-based compensation expense represents approximately 11% of the total operating expense (net of exploration tax credit) for the year ended April 30, 2006. These amounts have been calculated in accordance with generally accepted accounting principles in the United States, whereby the fair value of the stock options was determined at the time of grant of stock options to the Company's directors, officers and consultants, and expensed over the vesting term, in terms of the Black-Scholes option pricing model.

      (b) General and Administrative Expense

      Included in operating expenses for the year ended April 30, 2006 is general and administrative expense of $859,953, as compared with $390,679 for the year ended April 30, 2005. General and administrative expense represents approximately 42% of the total operating expense (net of the exploration tax credit) for the year ended April 30, 2006 and approximately 42% of the total operating expense (net of the exploration tax credit) for the year ended April 30, 2005. General and administrative expense increased by $469,274 in the current year, compared to the prior year. The increase in this expense is mainly due to the additional costs incurred to list the Company on the Toronto Stock Exchange, increase in payroll and consulting fees, (including costs of issuance of 150,000 common shares to Endeavour Holdings Inc., an outside consultant that were expensed at $130,500) and severance costs of $181,610 expensed during the year as compensation to a consultant who was a former director.

      (c) Project Expense

      Included in operating expenses for the year ended April 30, 2006 is project expenses of $933,326 as compared with $532,333 for the year ended April 30, 2005. Project expense is the most significant expense and it represents approximately 46% of the total operating expense (net of exploration tax credit) for the year ended April 30, 2006 and approximately 58% of the total operating expense (net of exploration tax credit) for the year ended April 30, 2005. Project expense increased by $400,993 in the current year, as compared to the prior year. The increase in this expense is mainly due to the additional expenses incurred by the Company on exploration of both the Mount Hinton Property claims and its Marg Property in the Yukon Territory of Canada. Only in March of 2005, the Company acquired the rights to purchase 100% of the Marg Property. Besides acquisition costs, which were payment of $119,189 (CDN $150,000) and issue of 133,333 common shares valued at $100,000 that were included in project expense for the prior year ended April 30, 2005, no exploration expenditures were incurred. During the current year ended April 30, 2006, the Company besides making an additional payment of $43,406 (CDN $50,000) and issuing 133,333 common shares valued at $100,000 which formed part of project expenses, also commenced exploration expenditure on the Marg Property.

      (d) Exploration Tax Credit

      Included as a credit to operating expenses for the year ended April 30, 2006 is an exploration tax credit of $144,414, as compared to $116,050 for the year ended April 30, 2005. The Company has a claim to the Yukon exploration tax credit, since it maintains a permanent establishment in the Yukon Territory of Canada and has incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company's expectation of receiving this credit is based on the history of receiving past tax credits. The Company will be filing tax returns to claim this credit.

Exploration at Mount Hinton

While high grade gold-silver veins were discovered and sampled by United Keno Hill Mines (UKHM) mainly during the period between 1965 and 1968, the Mount Hinton Property has received very little modern exploration and the full economic potential remains largely untested. Past efforts to fully evaluate the vein structures were frustrated by the steep terrain and difficult overburden conditions. As of the date of this report.

During the summer of 2006, we are undertaking an exploration program to delineate the vertical and lateral extent of some of the known vein structures at the site utilizing a new and improved reverse circulation drill and to carry out the geochemical surveys, prospecting and trenching that will help identify additional mineralized targets for future drilling and exploration programs.

A second objective of the summer 2006 exploration program is to determine whether it would be more effective and feasible to evaluate the deposits by diamond drilling from an underground adit/ramp and where best to locate this underground development if feasible.

The 2006 summer program, which will be underway in mid-July, 2006, has budgeted expenditures of $670,841 (CDN$750,000) and will focus on several areas on this large property. The estimated costs of the program will include:

                                                        US$       CDN $
                                                     --------   --------
o     4400 metres drilling and drill site access
      and preparation                                $348,800   $390,000
o     Geological support and management              $137,700   $154,000
o     Field support                                  $ 87,700   $ 98,000
o     Geochemical and rock analyses                  $ 96,600   $108,000
                                                     --------   --------
                                                     $670,800   $750,000
                                                     ========   ========

On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project totaling $717,800 (CDN$802,500) for the 2006 Work Program. On May 16, 2006 the Company paid $136,404 (CDN$152,500) to the contractor, on June 15, 2006 the Company paid $223,614 (CDN$250,000) to the contractor, and on July 15, 2006 the Company paid $223,614 (CDN$250,000) to the contractor - the first three of the five cash call payments. The fourth payment of $89,445 (CDN$100,000) is due on August 15, 2006 and the fifth payment of $44,723 (CDN$50,000) is due on September 15, 2006.

Depending on the results and success of the 2006 program and Yukon Gold's ability to raise sufficient funds, a decision will be made in 2007 as to which of the following programs are warranted. The options are as follows:

      1. Continue drilling to further evaluate the known vein systems as well as other targets that may have resulted from the 2006 geochemical surveys and prospecting program, or

      2. Develop an underground ramp from which diamond drilling and underground testing of some of the vein systems can be carried out, or

      3. Convert to a Joint Venture arrangement with the Hinton Syndicate as provided in the Hinton Syndicate Agreement whereby Yukon Gold would retain a 25% interest in the property having met the expenditure of $1,341,682 (CDN$1,500,000) in work programs on the Mount Hinton Property. Yukon Gold must spend $894,454 (CDN$1,000,000) in 2007 in order to meet its work obligation under the Mount Hinton Agreement, unless it elects to convert to the joint venture arrangement.

Management is currently evaluating the cost and time period involved to acquire enough data on the vein systems to estimate resources and to study the feasibility of possible production.

Exploration at Marg Property

During the summer of 2006, we are undertaking an exploration program at the Marg Property to extend the currently known resources toward a target of 9 to 10 million tones, which we believe to be the required threshold to proceed with the next stage of exploration which includes an extensive feasibility study. This stage is sometimes referred to as the "Feasibility Stage." If a feasibility study is warranted, we will engage a consultant to determine whether the resource is economically able to support a mining operation. Currently there is an estimated 5.5 million tonnes of indicated and inferred resources outlined on the property. Some of the budgeted drilling will be used to convert some resources categorized as "inferred" to resources categorized as "indicated" resources. So called "indicated" resources are better identified and quantified based upon industry standards of measurement. A total of $1,565,295 (CDN$1,750,000) has been budgeted to meet these objectives in 2006.

The program is made up of the following components and budgeted expenditures:

                                           $US           $CDN
                                        ----------   ----------
o     4400 metres of diamond drilling   $  694,097   $  776,000
o     Geological support services       $  271,020   $  303,000
o     Airborne geophysical survey       $  134,168   $  150,000
o     Helicopter support                $  170,840   $  191,000
o     Field support and management      $  295,170   $  330,000
                                        ----------   ----------
                                        $1,565,295   $1,750,000
                                        ----------   ----------

On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Marg Property totaling $1,674,866 (CDN$1,872,500) for the 2006 Work Program. On May 15, 2006 the Company paid $199,016 (CDN$222,500) to the contractor, on June 1, 2006 the Company paid $536,673 (CDN$600,000) to the contractor, and on July 20, 2006 the Company paid $357,782 (CDN$400,000) to the contractor - the first three of the five cash call payments. The fourth payment of $357,782 (CDN$400,000) is due on August 20, 2006 and the fifth payment of $223,613 (CDN$250,000) is due on September 20, 2006.

Upon the completion of the summer 2006 exploration program at the Marg Property we will have determined the near surface lateral extent of the ore zones and, to a lesser extent, their possible extension to depth. Most of the new resources would be classified as "inferred" and the next programs will be designed to confirm those resources into the "indicated" category. If, at this point, sufficient resources were indicated (9-10 million tonnes at current resource grades) an underground program would also be fast tracked to confirm the continuity and grades of the ore zones, evaluate potential mining methods and collect bulk samples of the ore for metallurgical and environmental testing. A winter road to mobilize the underground contractor's mining equipment, plant and camp would be established, we project in early 2007. If warranted, the underground program would be carried out during the summer of 2007 followed by a definitive feasibility study to be completed by the end of the first quarter of 2008.

Should the 2006 summer exploration program not succeed in increasing the resource to 9 to 10 million tonnes along strike, we believe there still exists good potential to expand the Marg Property resources to depth and down plunge to the west. Additionally, there are other untested showings identified as the Jane and Leyla on the Marg Property which have high geochemical responses and warrant follow-up drilling.

We note that the current high exploration activity in the Yukon Territory and elsewhere has caused a high demand for mining personnel, including diamond drillers, which may cause a significant delay in the progress of these programs and their milestones. To date, the programs at the Marg Property have been delayed by about one month due to the shortage of drillers.

Liquidity And Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

                                        April 30, 2006   April 30, 2005
                                        --------------   --------------
Cash and cash equivalent                 $ 2,412,126       $  79,256
Working capital                          $ 2,404,424       $(527,755)
Cash used in operating activities        $(1,411,404)      $(820,429)
Cash used in investing activities        $   (67,813)      $     nil
Cash provided by financing activities    $ 3,806,106       $ 756,301

As at April 30, 2006 the Company had working capital of $2,404,424 as compared to a deficit of $527,755. During the year the Company raised (net) $3,538,147 by issuing common share units and common shares for cash. It also raised (net) $525,680 through the sale of warrants. The Company converted $200,000 of the demand promissory notes to common stock and repaid the outstanding balance of demand promissory notes of $298,649. The Company also invested $67,813 (prior year $nil) in capital assets in the form of computer equipments, furniture and fixtures and office equipment.

Off-Balance Sheet Arrangement

The Company has a term deposit of $17,889 (CDN$20,000) with a Canadian financial institution which earns interest at 2.5% per annum and matures on April 26, 2007. This deposit has been assigned to the financial institution to enable the financial institution to issue an Irrevocable Letter of Credit to The First Nation of Na Cho Nyak Dun ("NND") which exercises certain powers over land use and environment protection within the Yukon Territory of Canada. The Company required access to move heavy equipment over the land controlled by NND and therefore posted this security bond so that if the Company fails to comply with reclamation requirements, then the security bond will be available to NND to complete the work or may form part of the compensation package.

Contractual Obligations and Commercial Commitments

In addition to the contractual obligations and commitments of the Company to acquire its mineral properties as described in "Item 2 - Description of the Property," the following are additional contractual obligations and commitments as at April 30, 2006.

Obligation under Capital Lease

The following is a summary of future minimum lease payments under the capital lease, together with the balance of the obligation under the lease as of April 30, 2006.

Years ending April 30,

2007                             $ 3,199    (CDN$3,576)
2008                             $ 3,199    (CDN$3,576)
2009                             $ 3,199    (CDN$3,576)
2010                             $ 3,199    (CDN$3,576)
2011                             $ 3,199    (CDN$3,576)
2012                             $   758    (CDN$  847)
                                 -------  ------------
Total minimum lease payments     $16,753   (CDN$18,727)
                                      --
  Less: Deferred Interest        $ 2,097   (CDN$ 2,344)
                                 -------  ------------
                                 $14,656   (CDN$16,383)

Current Portion                  $ 2,792  (CDN$  3,121)
                                 -------  ------------
Long-Term Portion                $11,864  (CDN$ 13,262)

Flow-Through Share Subscription

The Company entered into "flow-through" share subscription agreements during the year ended April 30, 2006 pursuant to which we committed to incur on or before December 31, 2006, a total of $198,750 of qualifying Canadian exploration expenses as described in the Income Tax Act of Canada. The Company has assigned to the holders of the "flow through" shares tax credits for such exploration expenses. As of April 30, 2006 an expenditure of $80,475 has been incurred and $118,275 has been spent. Commencing March 1, 2006 the Company is liable to pay a tax of approximately 5% per annum, calculated monthly on the unspent portion of the commitment.

Recent Accounting Pronouncements

In March 2005, the FASB issued an interpretation of Statement No. 143, "Accounting for Asset Retirement Obligations". This interpretation clarifies that the term "conditional asset retirement obligation" as used in the Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exist.

Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years after December 15, 2005. Management does not expect FASB interpretation to the Statement No. 143 to have an impact to the Company's consolidated financial position or consolidated results of operations and cash flows.

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

FASB Statement No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

SFAS NO. 123R- In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which revised FAS 123 "Accounting for Stock-Based Compensation". FAS 123R requires measurement and recognition of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Implementation is required as of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business issuers. Management intends to comply with this statement at the scheduled effective date commencing May 1, 2006.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows with the exception of SFAS NO. 123(Revised). The Company is evaluating the financial impact of SFAS 123(Revised) which will be implemented in the first quarter commencing May 1, 2006.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our consolidated financial statements.

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

Item 7. Financial Statements

See the financial statements and report of Schwartz Levitsky Feldman, LLP set forth in Item 7, which are incorporated herein by reference.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Audit Committee

The Audit Committee is composed of three directors - J.L. Guerra, Jr, Chet Idziszek and Robert Van Tassell. The Audit Committee has reviewed the financial statements included with this report of the Company on Form 10-KSB for the year ended April 30, 2006.

Item 8B. Other Information

None.

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

                                                            Date of Appointment to
Name                    Position                            The Board of Directors
---------------------   ---------------------------------   ----------------------
J.L. Guerra, Jr.        Director, Chairman of the Board     November 2, 2005

Howard Barth            Director, President and CEO         May 11, 2005

Kenneth Hill            Director, Vice President - Mining   December 15, 2004
                        Operations

Chet Idziszek           Director                            November 17, 2005

Robert E. Van Tassell   Director                            May 30, 2005

                                   Management

Howard Barth            President and CEO

Rakesh Malhotra         Chief Financial Officer

Kenneth Hill            Vice President - Mining Operations

Paul Gorman             Vice President - Corporate Development

Lisa Lacroix            Corporate Secretary

Reorganization of Officers and Directors

As of June 29, 2006, Ken Hill resigned as President and CEO of the Company and was replaced by Howard Barth as President and CEO. Mr. Barth is also a director of the Company. Mr. Hill became Vice President - Mining Operations of the Company. There were no disagreements between the Company and Mr. Hill with respect to the Company's operations, policies or practices. Mr. Hill was appointed to fill a vacancy on the board and to fill the position of President and CEO as of January 17, 2005 following the resignation of W. Warren Holmes as CEO and the resignation of Brian Robertson as President.

Mr. Barth joined the board of Company on May 30, 2005. Mr. Barth holds a B.A. in Geography from York University, in Toronto, Ontario and a Masters Degree in Business Administration from York University's Schulich School of Business
(1976). Mr. Barth worked for William Eisenberg & Company (now PriceWaterhouseCoopers), a large Toronto, Ontario accounting firm and holds a C.A. designation. Mr. Barth also has his own accounting practice which he started in 1984. In his 25 years of public practice Mr. Barth has had direct involvement in a number of industries and is familiar with all aspects of accounting for small to medium sized businesses. His diverse clientele includes businesses in construction, retail, manufacturing and restaurants. Since 1979 Mr. Barth has been a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants.

Yukon Gold accepted the resignation of W. Warren Holmes as a director and Chairman of the board of directors and his resignation as a director and officer of the Company's wholly owned subsidiary, Yukon Gold Corp., an Ontario corporation, in each case effective as of July 11, 2006. As of that date, J.L. Guerra, Jr. became Chairman of the Board of Directors of the Company. There were no disagreements between the Company and Mr. Holmes with respect to the Company's operations, policies or practices.

As of November 17, 2005, Rene Galipeau resigned as a director and as the chief financial officer of the Company. He was appointed to that position as of May 11, 2005. His position as chief financial officer was filled by Rakesh Malhotra. The vacancy on the board was filled by the appointment of Chet Idziszek. There were no disagreements between the Company and Mr. Galipeau with respect to the Company's operations, policies or practices.

As of January 17, 2006, Brian Robertson resigned as a director and President of the Company. There were no disagreements between the Company and Mr. Robertson with respect to the Company's operations, policies or practices.

As of November 7, 2005, Paul Gorman was appointed to the position of Vice President - Corporate Development.

As of November 2, 2005, J.L. Guerra, Jr. was appointed to fill a vacancy on the board of directors of the Company,

As of September 7, 2005, Lisa Lacroix was appointed to the position of Corporate Secretary.

As of May 11, 2005, Stafford Kelley resigned as a director and as Secretary-Treasurer of the Company. There were no disagreements between the Company and Mr. Kelley with respect to the Company's operations, policies or practices.

As of May 30, 2005, Richard Ewing resigned as a director of the Company. There were no disagreements between the Company and Mr. Ewing with respect to the Company's operations, policies or practices. Robert ("Dutch") Van Tassell was appointed to fill the vacancy on the board of directors left by Mr. Ewing as of May 30, 2005.

Of our five directors, three directors are independent directors. The Company believes its new board members add strength to the management team.

In the year ended April 30, 2006, the Company obtained directors and officers liability insurance in the amount of $5 million.

The following is a description of each member of our board of directors and our management.

J.L. Guerra, Jr., Director and Chairman of the Board

      Mr. Guerra has over twenty years of experience operating his own businesses in the real estate brokerage, acquisition and development business in San Antonio, Texas. Mr. Guerra has acquired and sold industrial buildings, warehouses, office buildings and raw land for investors and investment entities. His current projects include acquisition, planning and development of residential, golf and resort properties, specifically Canyon Springs in San Antonio, Texas. Mr. Guerra also has experience with venture capital projects and has raised substantial capital for numerous projects in mining, hi-tech and other areas. Mr. Guerra lives in San Antonio, Texas. Mr. Guerra is 50 years old.

Howard Barth, Director, President and CEO

Howard Barth graduated with a B.A. in Geography at York University, in Toronto, Ontario. He continued his studies at York University through the Schulich School of Business and graduated with a Masters degree in Business Administration in 1976. Upon graduation Mr. Barth worked for William Eisenburg & Company (now PriceWaterhouseCoopers), a large Toronto accounting firm and attained his C.A. designation. After spending the next few years working with different firms in the Greater Toronto area, Mr. Barth started his own accounting practice in 1984 and subsequently expanded his firm by adding two partners. In his 25 years of public practice Mr. Barth has had direct involvement in a number of industries and is familiar with all aspects of accounting for small to medium sized businesses. His diverse clientele includes businesses in the construction, retail, manufacturing, and restaurant sectors. Since 1979 Mr. Barth has been a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. Mr. Barth is 53 years old.

Robert E. "Dutch" Van Tassell, Director

Robert E. "Dutch" Van Tassell was born in 1935 in Digby, Nova Scotia and graduated with a degree in Geology from Mount Allison University in 1958. Mr. Van Tassell began his mining career in 1956 as a summer student with Giant Yellowknife Mines, in the North West Territories of Canada. Mr. Van Tassell remained with Giant Yellowknife Mines from 1956 to 1962 where he was involved with mining and exploration geology. In 1962, Mr. Van Tassell was employed with Denison Mines located in Elliot Lake, Ontario for a short period of time as an underground geologist. In 1963 he joined United Keno Hill Mines in the Yukon Territory and was a key participant in the discovery of the Husky Mine in 1967, which produced over 11 million ounces of silver. In 1969 Mr. Van Tassell set up a Yukon regional exploration office in Whitehorse which in 1972 discovered the Minto Copper Deposit, employing helicopter supported two man prospecting crews in tree covered areas. While in Whitehorse Mr. Van Tassell served as a director for the Yukon Chamber of Mines for eleven years, two as its president. He also served four terms on the Northern Resources Conference which is held every three years and sponsored by the Yukon Chamber of Mines and Whitehorse Chamber of Commerce, two of these as Chairman. He also served as Chairman of the Whitehorse branch of the Chamber of Mines and two terms as Councillor of District 6. He also gave introductory and advanced prospecting courses for the Chamber of Mines. In 1982 Mr. Van Tassell joined Dickenson Mines in Toronto, Ontario as Vice President of Exploration. In 1984 he was involved with the discovery of additional reserves at the then active silver, lead, zinc Silvana Mine at Sandon, B.C. In 1988 he also played a part in Dickenson's acquisition of the Wharf Mine in South Dakota. While in Toronto Mr. Van Tassell also served as a Board member of the Prospector's and Developers Association of Canada (PDAC) from 1984 to 1993 serving as Chairman on the Program and Environmental Committee. Mr. Van Tassell is a Life member of the CIM and a member of the Geological Association of Canada. In March, 2000 he was presented with a lifetime Achievement Award by the PDAC for his contribution to the Mining Industry. Mr. Van Tassell retired in 1998 to assist with family matters. Mr. Van Tassell is 71 years old. Mr. Van Tassell is also a director of Lexam Explorations Inc., Plato Gold Corp., Red Lake Resources and Rupert Resources Ltd.

Chet Idziszek, Director

Mr. Idziszek has been active in the mining industry since 1971. He holds a Masters of Applied Science degree from McGill University. He has worked as a manager and senior geologist for several international mining companies since 1971. In 1990, he received the "Mining Man of the Year" award in recognition of his vital role in the discovery and development of the Eskay Creek Deposits in Northwestern British Columbia. He also received the prestigious "Prospector of the Year Award for 1994", again, in recognition of the major role he played in the discovery and development of the Eskay Creek Deposits, as well as for his leadership of Adrian Resources Ltd. during its exploration and development of the Petaquilla copper-gold deposits in Panama. Mr. Idziszek was President of Adrian Resource Ltd. Until April of 2004. As a Director of Arequipa Resources Ltd. he helped during the negotiations with Barrick Gold Corp. to maximize the value received by Arequipa shareholders during the successful take-over bid by Barrick in 1996. Mr. Idziszek is a member of Society of Economic Geologists, I.A.G.O.D. the Geological Association of Canada and a Fellow of the Geological Society, London.

Kenneth Hill, Director, Vice-President - Mining Operations

Mr. Hill came to Yukon Gold with over forty years of experience in the mining industry. Mr. Hill is a registered professional engineer and graduated with a degree in Geological Engineering from the Michigan Technological University. He also holds a degree in Mining Technology from the Haileybury School of Mines.

Mr. Hill is the founder of ProMin Consulting Associates Inc., a Canadian company that provides independent consulting and project management services to the global minerals industry. Prior to his involvement with ProMin Consulting Associates Inc., Mr. Hill held senior positions involving mine design, mine development and mine operations with Inmet Mining Corp., Northgate Exploration Ltd., Dome Mines Ltd. (now Placer Dome Inc.) and J.S. Redpath Ltd. Mr. Hill is 66 years old.

                                    Officers

Rakesh Malhotra, Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with considerable finance and accounting experience. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India. Having practised as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position. Mr. Malhotra is a CPA (Illinois) and also holds a Canadian CA designation. He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies and has worked for over four years as vice president of finance for a private group of service companies in Toronto. Mr. Malhotra has more than 20 years of experience in accounting and finance. He has substantial experience with consolidations, treasury management and financial statement audit. He is also a certified Masters by Oracle for Oracle Financials (ERP).

Paul Gorman, Vice President, Corporate Development

Mr. Gorman is the Company's Vice President, Corporate Development. Mr. Gorman is principally involved in securing financing for the Company's operations and exploration. Mr. Gorman also handles investor relations. Prior to joining Yukon Gold, Mr. Gorman was the President and managing partner of Vantage Point Capital, a Merchant Bank and Corporate Relations Firm. Vantage Point had consulting contracts with many Canadian and U.S. firms which eventually led Mr. Gorman to work full-time for one of those contracts. For the last four years, Mr. Gorman has been working with companies to assist them in developing well-defined marketing programs. Mr. Gorman's responsibilities also included raising capital as well as promoting the companies to the investment community and writing strategic plans for business growth.

A majority of Mr. Gorman's expertise stems from his direct involvement with company executives and assisting them to fully understand their company's mission and marketplace. Mr. Gorman is 36 years old.

Lisa Lacroix, Corporate Secretary

Miss Lacroix has spent fourteen years working in a variety of fields ranging from retail to merchant banking. She attended Etobicoke Collegiate Institute and her studies focused on Business Administration and Law. Upon graduating in 1992 she began her career working for an accounting firm that specialized in Off-shore Investing and assisted in conducting seminars on the benefits of such investments.

In 1997 she began working for the Harten Group, a conglomerate of 11 companies owned by one family. The companies included a telecommunications firm, a natural gas provider, a private funding corporation (loans and mortgages), commercial/residential property management, an art gallery and professional race horses.

In 1999 Miss Lacroix joined Medallion Capital Corp. Beginning in January of 2005 Yukon Gold employed Lisa as a full time employee. She was appointed Corporate Secretary on September 7, 2005. Ms. Lacroix is 32 years old.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities ("Section 16 Persons"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company's review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company's records, the Company believes that during the twelve month period ended April 30, 2006, each of Howard Barth, Robert Van Tassell, Rakesh Malhotra, Chet Idziszek, and Lisa Lacroix failed to timely file one Form 3 to report their ownership of shares of Common Stock. J.L. Guerra, Jr. filed a Form 4 one day late.

Item 10. Executive Compensation

(a)   Compensation of Officers

The following table shows the compensation paid during the last three fiscal years ended April 30, 2006, 2005 and 2004 for the Chief Executive Officer, the Chief Financial Officer and the next four most highly compensated officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                          Long-Term Compensation
                                                                    ----------------------------------
                                                                             Awards
                                                                    ------------------------
                                         Annual Compensation                      Securities    Payout
                                    -----------------------------   Restricted    Underlying   -------
                             Year                    Other Annual      Stock     Options/SAR     LTIP      All Other
Name and Principal          April   Salary   Bonus   Compensation    Award(s)      Granted     Payouts   Compensation
Position                     30,      ($)     ($)         ($)           ($)          (#)         ($)          ($)
------------------          -----   ------   -----   ------------   ----------   -----------   -------   ------------
Kenneth Hill                 2006     Nil     Nil       14,755          Nil        150,000       Nil          Nil
President and                2005     Nil     Nil         Nil           Nil        250,000       Nil          Nil
CEO (1)                      2004     Nil     Nil         Nil           Nil          Nil         Nil          Nil

W. Warren Holmes,            2006     Nil     Nil         Nil           Nil          Nil         Nil          Nil
Former CEO                   2005     Nil     Nil         Nil           Nil        250,000       Nil
                             2004

Rakesh                       2006     Nil     Nil       15,107          Nil        250,000       Nil          Nil
Malhotra                     2005     Nil     Nil         Nil           Nil          Nil         Nil          Nil
CFO (2)                      2004     Nil     Nil         Nil           Nil          Nil         Nil          Nil

Rene                         2006     Nil     Nil         Nil           Nil        250,000       Nil          Nil
Galipeau                     2005     Nil     Nil         Nil           Nil          Nil         Nil          Nil
Former CFO (2)               2004     Nil     Nil         Nil           Nil          Nil         Nil          Nil

Lisa Lacroix                 2006   25,858    Nil         Nil           Nil         76,000       Nil          Nil
Corporate                    2005     Nil     Nil         Nil           Nil          Nil         Nil          Nil
Secretary (3)                2004     Nil     Nil         Nil           Nil          Nil         Nil          Nil

Paul Gorman                  2006     Nil     Nil       34,440          Nil        200,000       Nil          Nil
Vice President,              2005     Nil     Nil         Nil           Nil          Nil         Nil          Nil
Corporate Development (4)    2004     Nil     Nil         Nil           Nil          Nil         Nil          Nil

(1) Mr. Hill became President and CEO of the Company following the resignation of both, W. Warren Holmes as CEO and Brian Robertson as President, on January 17, 2005.

(2) Mr. Malhotra became the Chief Financial Officer of the Company following the resignation of Rene Galipeau on November 17, 2005.

(3) Ms. Lacroix became Corporate Secretary of the Company on September 7, 2005.

(4) Mr. Gorman became an officer of the Company on November 7, 2005.

(b)   Long Term Incentive Plan (LTIP Awards)

The Company does not have a long term incentive plan, pursuant to which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company's securities), was paid or distributed to any executive officers during the three most recent completed years.

(c)   Options and Stock Appreciation Rights (SARs)

OPTIONS/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

Stock options granted to the named executive officers during the fiscal year ended April 30, 2006 are provided in the table below:

                                                                           Market Value
                                                                           of Securities
                           Securities       % of Total                      Underlying
                              Under        Options/SARs                    Options/SARs
                          Options/SARs      Granted to      Exercise or   on the Date of
                             Granted       Employees in     Base Price         Grant           Expiration
          Name                 (#)       Fiscal year (1)   ($/Security)    ($/Security)           Date
-----------------------   ------------   ---------------   ------------   --------------   -----------------
Kenneth Hill, President
and CEO.                      150,000          8.4%            $0.85           $0.85       January 20, 2008

W. Warren Holmes,
Former CEO.                    Nil             N/A              N/A             N/A        N/A

Rakesh Malhotra
CFO                           250,000           14%            $1.19           $1.19       December 13, 2007

Rene Galipeau
Former CFO (2)                 Nil             N/A              N/A             N/A        N/A

Lisa Lacroix
Corporate Secretary            76,000          4.3%            $1.19           $1.19       December 13, 2007

Paul Gorman
Vice President
Corporate Development         200,000         11.2%            $1.19           $1.19       December 13, 2007

(1) Based on total number of options granted to directors/officers/consultants of the Company pursuant to the 2003 Stock Option plan during the fiscal year ended April 30, 2006.

(2) Due to the resignation of Mr. Galipeau, the Company cancelled 200,000 of his 250,000 options that had been granted on December 15, 2004.

During the fiscal year ended April 30, 2006 there has been no re-pricing of stock options held by any Named Executive Officer

OPTIONS/SAR EXERCISED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table provides detailed information regarding options exercised by the named executive officers during the fiscal year ended April 30, 2006 and options held by the named executive officers as at April 30, 2006.

                           Shares        Value    # of shares under-
Name and Principal      acquired on    Realized      lying options
Position                Exercise (#)      ($)         at year end
---------------------   ------------   --------   ------------------
Kenneth Hill
President and CEO             0           N/A           400,000

W. Warren Holmes              0           N/A           250,000
Former CEO

Rakesh Malhotra               0           N/A           250,000
CFO

Rene Galipeau                 0           N/A            50,000
Former CFO

Lisa Lacroix                  0           N/A           100,000
Corporate Secretary

Paul Gorman                   0           N/A           248,000
Vice President
Corporate Development

On May 23, 2005, Yukon Gold filed a registration statement on Form S-8 with the SEC pursuant to which it registered 3,300,000 shares of common stock reserved for issuance upon exercise of options granted pursuant to the Plan.

d) Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company. The directors are entitled to participate in the Corporation's stock option plan. During the year ended April 30, 2006 certain directors were granted options as per details as follows:

Mr. Barth was granted 250,000 stock options at an exercise price of $0.55 and valid until June 28, 2007.

Mr. Van Tassell was granted 250,000 stock options at an exercise price of $0.55 and valid until June 28, 2007.

Mr. Guerra, Jr. was granted 250,000 stock options at an exercise price of $1.19 and valid until December 13, 2007.

Mr. Idziszek was granted 250,000 stock options at an exercise price of $1.19 and valid until December 13, 2007.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company and its subsidiary during the fiscal year ended April 30, 2006 pursuant to any other arrangement.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company was indebted to the Company or its subsidiary during the fiscal year ended April 30, 2006, including under any securities purchase or other program.

Item 11 Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the shareholder voting rights of the current and former officers and directors of Yukon Gold. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares of Yukon Gold.

              Name and Address                Number of Shares of
            Of Beneficial Owner                   Common Stock      Percentage of Class Held
-------------------------------------------   -------------------   ------------------------
W. Warren Holmes (former officer and                 899,867        5.50% of Yukon Gold
director)                                                           Common Shares
371 Hart St.
Timmons, Ontario P4N 6W9

Peter Slack (former Officer and Director)                  0        0% of Yukon Gold
5954 Winston Churchill Blvd.                                        Common Shares
Alton, Ontario L0N 1A0

Rene Galipeau (former Officer and Director)                0        0% of Yukon Gold
77 McMurrich Street, Apt. 115                                       Common Shares
Toronto, ON M5R 3V3

Kenneth Hill                                               0        0% of Yukon Gold
2579 Jarvis Street                                                  Common Shares
Mississauga, ON L5C 2P9

Rakesh Malhotra                                            0        0% of Yukon Gold
5658 Sparkwell Drive                                                Common Shares
Mississauga, Ontario

Howard Barth                                           5,500        0.03% of Yukon Gold
16 Sycamore Drive                                                   Common Shares
Thornhill, ON L3T 5V4

Robert E. Van Tassell                                      0        0% of Yukon Gold
421 Riverside Drive N.W.                                            Common Shares
High River
Alberta, Canada T1V 1T5

Malcolm Slack (former Director)                      768,000        4.69% of Yukon Gold
5920 Winston Churchill Blvd                                         Common Shares
RR1 Erin, Ontario NOB 1T0

Brian Robertson (former officer)                      60,168        0.37% of Yukon Gold
1421 Isabella Street East                                           Common Shares
Thunder Bay, Ontario P7E 5B8

Stafford Kelley (former Director)                    694,000        4.24% of Yukon Gold
146 Trelawn Avenue                                                  Common Shares
Oakville, Ontario L6J 4R2

Richard Ewing (former Director)                       535,500       3.27% of Yukon Gold
Box 111                                                             Common Shares
Mayo, Yukon Territories Y0B 1M0

Lisa Lacroix                                               0        0% of Yukon Gold
4-6780 Formentera Ave.                                              Common Shares
Mississauga, ON L5N 2L1

Chester (Chet) Idziszek                                    0        0% of Yukon Gold
C-4, 8211 Old Mine Road, RR #2                                      Common Shares
Powell River, BC  V8A 4Z3

Jose L. Guerra, Jr.                                1,731,104        10.58% of Yukon Gold
1611 Greystone Ridge                                                Common Shares
San Antonio, TX
USA  78258

Paul Gorman                                                0        0% of Yukon Gold
1308 Roundwood Cres.                                                Common Shares
Oakville, ON L6M 4A2
                                                   ---------        -----
  TOTAL                                            4,694,139        28.68%
                                                   =========        =====

As a group, Management and the Directors own 10.61% of the issued and outstanding shares of Yukon Gold.

Item 12 Certain relationships and Related Transactions

The Company and its subsidiary expensed a total of $14,755 (CDN $17,500) in consulting fees to a corporation controlled by Kenneth Hill, a director of the Company. In addition the Company paid a total of $49,547 (CDN $57,170) to a corporation controlled by Paul Gorman, the Company's Vice President, Corporate Development and to Rakesh Malhotra, the Company's Chief Financial Officer. The Company issued 12,168 common share units @$0.55 per unit in settlement of a prior year accounts payable for the services rendered by Brian Robertson, a former president of the Company.

The directors participated in private placements during the year as follows:

J.L. Guerra, Jr., a director of the Company, subscribed for 490,909 common share units @$0.55 per unit W. Warren Holmes, a former director of the Company, subscribed for 149,867 common share units @$0.55 per unit.

2004-2005

The Company and its subsidiary expensed a total of $88,526 (CDN$111,875) for fees which include office rental, equipment rental, bookkeeping services, secretarial services, out of pocket expenses and consulting services for the preparation documents and other administrative matters from Medallion Capital Corp. The Company also expensed $5,702 (CDN$7,050) for interest on the note for CDN$250,000 to Medallion Capital Corp. The Company expensed $26,332 (CDN$32,500) for the time devoted by a related individual to the administration of the Company to S.K. Kelley & Associates Inc. Medallion Capital Corp. and S.K. Kelley & Associates Inc. are owned by Stafford Kelley, a former officer and director of the Company. This individual has subsequent to the year end resigned as an officer and director.

For services rendered by an individual as president of the Company, the Company expensed the invoice from a related company for $18,382 (CDN$23,326) plus travel expenses for this individual and another director in the amount of $2,405 (CDN$3,053).

Item 13. Exhibits and Reports on Form 8-K

The Financials Statements and Report of Schwartz Levitsky Feldman. LLP which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-20 of this report are filed as part of this report.

Index to Exhibits

Consent of Independent Auditors                                             23.1

Certification by the Principal Executive Officer pursuant to
  Section 302 of the Sarbanes-Oxley Act of 2002                             31.1

Certification by the Chief Financial Officer pursuant to
  Section 302 of the Sarbanes-Oxley Act of 2002                             31.2

Certification by the Principal Executive Officer
  and Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
  Section 906 of the Sarbanes-Oxley Act of 2002                             32.1

Report of Schwartz Levitsky Feldman, LLP                                    F-1

Consolidated Balance Sheets as at April 30, 2006 and April 30, 2005         F-2

Consolidated Statements of Operations for the years ended
  April 30, 2006 and April 30, 2005                                         F-4

Consolidated Statements of Cash Flows for the years ended April 30, 2006
  and April 30, 2005                                                        F-5

Consolidated Statements of Changes in Stockholders' Equity for the
  years ended April 30, 2006 and April 30, 2005                             F-6

Notes to Consolidated Financial Statements                                  F-7

In addition, the following reports are incorporated by reference.

Current Report of Form 8-K "Item 8.01 - Other Events," dated April 14, 2006;

Current Report of Form 8-K "Item 3.02 - Unregistered Sale of Equity Securities,
Item 8.01 - Other Events" dated March 31, 2006;

Current Report of Form 8-K "Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers," dated January 24, 2006;

Current Report of Form 8-K "Item 3.02 - Unregistered Sale of Equity Securities," dated January 5, 2006;

Current Report of Form 8-K "Item 3.02 - Unregistered Sale of Equity Securities," dated December 21, 2005;

Current Report of Form 8-K "Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers," dated November 23, 2005;

Current Report of Form 8-K "Item 3.02 - Unregistered Sale of Equity Securities,
Item 3.03 - Material Modifications to Rights of Security Holders, Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" dated November 12, 2005;

Current Report of Form 8-K "Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers," dated September 22, 2005;

Current Report of Form 8-K "Item 3.02 - Unregistered Sale of Equity Securities," dated August 31, 2005; and

Current Report of Form 8-K "Item 8.01 - Other Events," dated August 30, 2005.

Item 14. Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended April 30, 2006.

Audit Fees. The Company paid to Schwartz Levitsky Feldman, LLP audit and audit related fees of approximately $23,775 in 2006 and $15,009 in 2005.

The Company did not pay Schwartz Levitsky Feldman, LLP for tax services in 2006 and paid $945 to Schwartz Levitsky Feldman, LLP for tax services in 2005.

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of July, 2006.

                                        YUKON GOLD CORPORATION, INC


                                        By: /s/ Howard Barth
                                            ------------------------------------
                                            Howard Barth
                                            President and
                                            Chief Executive Officer


                                        By: /s/ Rakesh Malhotra
                                            ------------------------------------
                                            Rakesh Malhotra
                                            Chief Financial Officer

SIGNATURE                        TITLE                             DATE
---------                        -----                             ----


/s/ J.L. Guerra, Jr.             Director, Chairman of the Board   July 28, 2006
------------------------------
J.L. Guerra, Jr.


/s/ Kenneth Hill                 Director                          July 28, 2006
------------------------------
Kenneth Hill


/s/ Chet Idziszek                Director                          July 28, 2006
------------------------------
Chet Idziszek


/s/ Howard Barth                 Director                          July 28, 2006
------------------------------
Howard Barth


/s/ Robert E. Van Tassell        Director                          July 28, 2006
------------------------------
Robert E. Van Tassell

                              FINANCIAL STATEMENTS

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED APRIL 30, 2006 AND APRIL 30, 2005
      Together With Report of Independent Registered Public Accounting Firm
                        (Amounts expressed in US Dollars)

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED APRIL 30, 2006 AND APRIL 30, 2005
      Together With Report of Independent Registered Public Accounting Firm
                        (Amounts expressed in US Dollars)

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Report of Independent Registered Public Accounting Firm                      1

Consolidated Balance Sheets as at April 30, 2006 and April 30, 2005        2-3

Consolidated Statements of Operations for the years ended
  April 30, 2006 and April 30, 2005                                          4

Consolidated Statements of Cash Flows for the years ended
  April 30, 2006 and April 30, 2005                                          5

Consolidated Statements of Changes in Stockholders' Equity for the
  years ended April 30, 2006 and April 30, 2005                              6

Notes to Consolidated Financial Statements                                7-28

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Yukon Gold Corporation, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Yukon Gold Corporation, Inc. as at April 30, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended April 30, 2006 and 2005 and for the period from incorporation to April 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yukon Gold Corporation, Inc. as at April 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended April 30, 2006 and 2005 and for the period from incorporation to April 30, 2006 in conformity with United States generally accepted accounting principles.

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

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada
July 12, 2006                                              Chartered Accountants

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
As at April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

                                                           April 30,   April 30,
                                                             2006        2005
                                                           ---------   ---------
                                                              $           $
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                2,412,126      79,256
  Prepaid expenses and other (note 6)                         77,977     103,832
  Exploration tax credit receivable (note 7)                 153,145      72,203
                                                           ---------    --------
                                                           2,643,248     255,291
RESTRICTED CASH (Note 15)                                    118,275          --
RESTRICTED DEPOSIT (Note 16)                                  17,889          --
PROPERTY, PLANT AND EQUIPMENT (Note 8)                        63,141       4,778
                                                           ---------    --------
                                                           2,842,553     260,069
                                                           =========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD


--------------------------------------------
Howard Barth, Director


--------------------------------------------
Jose L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
As at April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

                                                             April 30,    April 30,
                                                               2006         2005
                                                            ----------   ----------
                                                                 $            $
                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities (Note 9)            232,282       83,897
  Other Liability (Note 17)                                      3,750            -
  Convertible promissory notes (Note 12)                            --      200,500
  Demand promissory notes (Note 13)                                 --      498,649
  Current Portion of:
  Obligation under Capital Leases                                2,792           --
                                                            ----------   ----------
Total Current Liabilities                                      238,824      783,046
  Long -Term Portion of:
  Obligations under Capital Lease                               11,864           --
                                                            ----------   ----------
TOTAL LIABILITIES                                              250,688      783,046
                                                            ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 18)

                        SHAREHOLDERS' EQUITY (DEFICIENCY)

CAPITAL STOCK (Note 10)                                          1,637          903

ADDITIONAL PAID-IN CAPITAL                                   5,301,502      854,430

SUBSCRIPTION FOR WARRANTS (Note 11)                            525,680           --

ACCUMULATED OTHER COMPREHENSIVE LOSS                            (5,162)      (2,475)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE           (3,231,792)  (1,375,835)
                                                            ----------   ----------
                                                             2,591,865     (522,977)
                                                            ----------   ----------
                                                             2,842,553      260,069
                                                            ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the years ended April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

                                                          For the    For the
                                                           year        year
                                            Cumulative     ended      ended
                                               since     April 30,  April 30,
                                             inception     2006        2005
                                            ----------  ----------  ---------
                                                 $           $          $
REVENUE                                             --          --         --
                                            ----------  ----------  ---------
OPERATING EXPENSES
  Stock-based compensation                     225,246     225,246         --
  General and administration                 1,396,678     859,953    390,679
  Project expenses                           1,909,464     933,326    532,333
  Exploration Tax Credit                      (284,703)   (144,414)  (116,050)
  Amortization                                   5,203       1,942      1,184
  Loss on sale/disposal of capital assets        5,904       5,904         --
                                            ----------  ----------  ---------
TOTAL OPERATING EXPENSES                     3,257,792   1,881,957    808,146
                                            ----------  ----------  ---------
LOSS BEFORE INCOME TAXES                    (3,257,792) (1,881,957)  (808,146)
  Income taxes recovery                         26,000      26,000         --
                                            ----------  ----------  ---------
NET LOSS                                    (3,231,792) (1,855,957)  (808,146)
                                            ==========  ==========  =========
Loss per share - basic and diluted                           (0.17)     (0.09)
                                                        ==========  =========
Weighted average common shares outstanding              10,742,784  8,850,318
                                                        ==========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

                                                                          For the     For the
                                                                           year        year
                                                           Cumulative      ended       ended
                                                              since      April 30,   April 30,
                                                            inception      2006        2005
                                                           ----------   ----------   ---------
                                                                $            $           $
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                    (3,231,792)  (1,855,957)   (808,146)
  Items not requiring an outlay of cash:
    Amortization                                                5,203        1,942       1,184
    Loss on sale/disposal of capital assets                     5,904        5,904
    Shares issued for property payment                        314,242      100,000     100,000
    Stock-based compensation                                  225,246      225,246          --
    Issue of shares for professional services                 130,500      130,500          --
    Issue of units against settlement of debts                 20,077       20,077          --
    Decrease (Increase) in prepaid expenses and deposits      (76,820)      25,855     (94,475)
    Decrease (Increase) in exploration tax credit
      receivable                                             (153,145)     (80,942)    (72,203)
    Increase (Decrease) in accounts payable and accrued
      liabilities                                             231,792      148,385      53,211
    Decrease (Increase) in restricted cash and
      restricted deposit                                     (136,164)    (136,164)         --
    Increase (Decrease) in other liabilities                    3,750        3,750          --
                                                           ----------   ----------    --------
NET CASH USED IN OPERATING ACTIVITIES                      (2,661,207)  (1,411,404)   (820,429)
                                                           ----------   ----------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                   (74,597)     (67,813)         --
                                                           ----------   ----------    --------
NET CASH USED IN INVESTING ACTIVITIES                         (74,597)     (67,813)         --
                                                           ----------   ----------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments from a shareholder                                 1,180           --          --
  Proceeds from Convertible promissory notes                  200,500           --     200,500
  Proceeds from (Repayments of) Demand promissory notes       200,000     (298,649)    498,649
  Proceeds from exercise of warrants                           20,772       20,772          --
  Proceeds from issuance of units/shares                    4,179,239    3,538,147      57,152
  Proceeds from the exercise of stock options                   5,500        5,500          --
  Proceeds from subscription of warrants                      525,680      525,680          --
  Proceeds from capital lease obligation                       14,656       14,656          --
                                                           ----------   ----------    --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   5,147,527    3,806,106     756,301
                                                           ----------   ----------    --------
EFFECT OF FOREIGN CURRENCY EXCHANGE
  RATE CHANGES                                                    403        5,981       8,459
                                                           ----------   ----------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS FOR THE YEAR                                  2,412,126    2,332,870     (55,669)
  Cash and cash equivalents, beginning of year                     --       79,256     134,925
                                                           ----------   ----------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                      2,412,126    2,412,126      79,256
                                                           ==========   ==========    ========
INCOME TAXES PAID                                                               --          --
                                                                        ==========    ========
INTEREST PAID                                                                   --          --
                                                                        ==========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
From Inception to April 30, 2006
(Amounts expressed in US Dollars)

                                                                                    Deficit,
                                                                                  accumulated                    Accumulated
                                Number of   Common    Additional   Subscription    during the                       Other
                                 Common     Shares      Paid-in        for        exploration   Comprehensive   Comprehensive
                                 Shares     amount      Capital      warrants        stage      Income (loss)   Income (loss)
                               ---------   --------   ----------   ------------   -----------   -------------   -------------
                                               $          $             $              $              $               $
Issuance of Common shares      2,833,377    154,063          --            --             --            --              --
Issuance of warrants                  --         --       1,142            --             --            --              --
Foreign currency translation          --         --          --            --                          604             604
Net loss for the year                 --         --          --                     (124,783)     (124,783)             --
                               ---------   --------     -------           ---     ----------      --------         -------
Balance as of April 30, 2003   2,833,377    154,063       1,142                     (124,783)     (124,179)            604
                                                                                                  ========
Issuance of Common shares      1,435,410    256,657          --            --             --            --
Issuance of warrants                  --         --       2,855            --             --            --
Shares repurchased              (240,855)    (5,778)         --            --             --            --
Recapitalization pursuant to
  reverse acquisition          2,737,576   (404,265)    404,265            --             --            --
Issuance of Common shares      1,750,000        175     174,825            --             --            --
Issuance of Common shares
  for property payment           300,000         30     114,212            --             --            --
Foreign currency translation          --         --          --            --                      (12,796)        (12,796)
Net loss for the year                 --         --          --                     (442,906)     (442,906)             --
                               ---------   --------     -------           ---     ----------      --------         -------
Balance as of April 30, 2004   8,815,508        882     697,299                     (567,689)     (455,702)        (12,192)
                                                                                                  ========
Issuance of Common shares
  for property payment           133,333         13      99,987                           --            --
Issuance of common shares on
  Conversion of Convertible
  Promissory note                 76,204          8      57,144                           --            --
Foreign currency translation          --         --          --                           --         9,717           9,717
Net loss for the year                 --         --          --                     (808,146)     (808,146)             --
                               ---------   --------     -------           ---     ----------      --------         -------
Balance as of April 30, 2005   9,025,045        903     854,430            --     (1,375,835)     (798,429)         (2,475)
                                                                                                  ========
Stock based compensation-
  Directors and officers                                216,416
Stock based compensation-
  consultants                                             8,830
Issue of common shares and
  Warrants on retirement of
  Demand Promissory note         369,215         37     203,031
Units issued to an outside
  company for professional
  services settlement             24,336          2      13,384
Units issued to an officer
  for professional services
  settlement                      12,168          1       6,690
Issuance of common shares
  for professional services      150,000         15     130,485
Units issued to shareholder      490,909         49     269,951
Units issued to a director       149,867         15      82,412
Units issued to outside
  subscribers                    200,000         20     109,980
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                59,547          6      44,654
Issuance of common shares on
  Exercise of warrants            14,000          2      11,998
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                76,525          8      57,386
Private placement of shares      150,000         15     151,485
Issuance of Common shares
  for property payment           133,333         13      99,987
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                34,306          4      25,905
Issuance of common shares on
  Exercise of warrants            10,000          1       8,771

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
From Inception to April 30, 2006
(Amounts expressed in US Dollars)

                                                                                             Deficit,
                                                                                           accumulated                 Accumulated
                                           Number of    Common   Additional  Subscription   during the                    Other
                                            Common      Shares     Paid-in        for      exploration  Comprehensive  Comprehensive
                                            Shares      amount     Capital     warrants       stage     Income (loss)  Income (loss)
                                          ----------  ---------  ----------  ------------  -----------  -------------  ------------
                                                          $           $            $            $             $              $
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                           101,150       10        76,523
Issue of 400,000 Special Warrants net                                           371,680
Issue of 200,000 flow through warrants                                          154,000
Brokered private placement of shares-
  net                                      5,331,327      533     2,910,375
Brokered Private placement of flow
  through Shares- net                         25,000        2        13,310
Exercise of stock options                     10,000        1         5,499
Foreign currency translation                      --       --            --                                  (2,687)      (2,687)
Net loss for the year                             --       --                              (1,855,957)   (1,855,957)          --
                                          ----------    -----     ---------     -------    ----------    ----------       ------
Balance as of April 30, 2006              16,366,728    1,637     5,301,502     525,680    (3,231,792)   (1,858,644)      (5,162)
                                          ==========    =====     =========     =======    ==========    ==========       ======

        The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

1.    BASIS OF PRESENTATION

      The audited consolidated financial statements include the accounts of Yukon Gold Corporation, Inc. (the "Company") and its wholly owned Canadian operating subsidiary, Yukon Gold Corp. ("YGC"). All material inter-company accounts and transactions have been eliminated.

2.    GOING CONCERN

      The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration and development of its properties. Because of continuing operating losses, the Company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company's future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for ore reserves and develop those it has on its mining claims. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation.

      Management has initiated plans to raise equity funding through the issuance of common shares including flow-through shares. The Company was successful in raising funds (net) of approximately $4 million during the year which is expected to help the Company meet its commitments and current requirements for project expenses and general and administrative expenses. In addition, the Company's common shares were approved for listing and commenced trading on the Toronto Stock exchange. The listing of Company's stock in both United States and Canada has expanded its investor base, as the Company continues to explore sources of funding from both United States and Canada.

      These consolidated financial statements have been prepared in accordance with United States generally acceptable accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying consolidated financial statements.

3.    NATURE OF OPERATIONS

      The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in acquisition, exploration and development of its two mining properties, both located in the Yukon Territory in Canada. The Company has not yet determined whether these properties contain mineral reserves that are economically recoverable. The business of mining and exploring for minerals involves a high degree of risk and there can be no assurances that current exploration programs will result in profitable mining operations.

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

      b)    Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, amounts due from banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

      c)    Other Financial Instruments

            The carrying amounts of the Company's restricted cash, restricted deposit, accounts receivable, exploration tax credit receivable and accounts payable and accrued liabilities approximates fair values because of the short maturity of these instruments.

            Commodity Price Risk:

            The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

            Foreign exchange risk:

            The Company conducts some of its operating activities in Canadian dollar. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

      d)    Long-term Financial Instruments

            The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

      e)    Property, plant and equipment

            Property, plant, and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

            Computer equipment       20%   declining balance method
            Furniture and fixtures   20%   declining balance method
            Office Equipment         20%   declining balance method

      f)    Operating and Capital Leases

            Costs associated with operating leases are expensed as incurred. The cost of assets acquired via capital leases are capitalized and amortized over their useful lives. An offsetting liability is established to reflect the future obligation under capital leases. This liability is reduced by the future principal payments.

      g)    Foreign Currency Translation

            The Company's operating subsidiary is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The subsidiary's financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, which is the method mandated by SFAS No. 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders' equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

            Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

      h)    Income taxes

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

      i)    Revenue Recognition

            The Company's revenue recognition policies are expected to follow common practice in the mining industry. Revenue is recognized when concentrate or dore bars, in the case of precious metals, is produced in a mill processing ore from one or more mines. The only condition for recognition of revenue in these instances is the production of the dore or concentrate. In order to get the ore to a concentrate stage the ore must be mined and transported to a mill where it is crushed and ground. The ground product is then processed by gravity separation and/or flotation to produce a concentrate. In some circumstances chemical treatment is used to extract the precious metals from the concentrate into a solution. This solution is then subjected to various processes to precipitate the precious metals back to a solid state that can be melted down and poured into a mould to produce a dore bar (a combination of gold and silver).

      j)    Comprehensive Income

            The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

      k)    Long-Lived Assets

            In accordance with Financial Accounting Standard Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At April 30, 2006 and 2005, no impairments were recognized. Amortization expense for the years ended April 30, 2006 and 2005 was $1,942 and $1,184 respectively.

      l)    Acquisition, Exploration and Evaluation Expenditures

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

      m)    Stock Based Compensation

            On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. For the Company, this statement is effective as of May 1, 2006. The Company anticipates adoption of the modified prospective method, under which compensation cost is recognized beginning with the effective date. The modified prospective method recognizes compensation cost based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and, based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date that remain unvested on the effective date. The amount of expense recorded under SFAS 123(R) will depend upon the number of options granted in the future and their valuation.

            Pro-forma information regarding net loss and loss per share is required by FAS No. 123 (Amended by FAS No.148) - "Accounting for Stock Based Compensation" and has been determined as if the Company had accounted for its employee stock options based on fair values at the grant date for options granted under the Plan.

                               2006          2006         2005         2005
                           -----------   -----------   -----------   ---------
                           As reported    Pro-Forma    As reported   Pro-Forma
                           -----------   -----------   -----------   ---------
Stock-based compensation   $   225,246   $   225,246         nil          nil
Net loss                    (1,855,957)   (1,855,957)   (808,146)    (808,146)
Basic and diluted EPS            (0.17)        (0.17)      (0.09)       (0.09)

                  The fair value of each option used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model with the assumptions shown in the following table:

                       June      August    December    January    January
                     28, 2005   16, 2005   13, 2005   17, 2006   20, 2006
                     --------   --------   --------   --------   --------
2006
Risk free rate          3.0%       3.0%      3.25%      3.25%      3.25%
Volatility factor     60.12%     54.27%     87.72%     93.47%     90.83%
Expected dividends      nil        nil        nil        nil        nil

2005
Risk free rate          3.0%
Volatility factor       0.0%
Expected dividends      nil

      n)    Earnings or Loss per Share

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT'D

      o)    Flow-Through Financing

            The Company has financed a portion of its exploration activities through the issue of flow-through shares, which transfer the Canadian tax deductibility of exploration expenditure to the investor. Proceeds received from the issuance of such shares are allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the quoted price of the existing shares and the amount the investor pays for the shares. A liability is recognized for the difference. Resource expenditure deductions for income tax purposes related to exploration and development activities funded by flow-through share arrangements are renounced to investors in accordance with the income tax legislation in Canada. On such renunciation, a deferred tax liability is created. The Company recognized the benefit of tax losses to offset such liability resulting in an income tax recovery.

      p)    Recent Pronouncements

            In March 2005, the FASB issued an interpretation of Statement No. 143,"Accounting for Asset Retirement Obligations". This interpretation clarifies that the term "conditional asset retirement obligation" as used in the Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.

            The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exist.

            Statement No. 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This interpretation also clarifies when an entity would have sufficient information to reasonable estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years after December 15, 2005. Management does not expect FASB interpretation to the Statement No. 143 to have an impact to the Company's consolidated financial position or consolidated results of operations and cash flows.

            In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

            FASB Statement No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005. Management does not anticipate this statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      p)    Recent Pronouncements (cont'd)

            In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No.133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

            In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

            SFAS NO. 123R- In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which revised FAS 123 "Accounting for Stock-Based Compensation". FAS 123R requires measurement and recognition of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Implementation is required as of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business issuers. Management intends to comply with this statement at the scheduled effective date commencing May 1, 2006.

            The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows with the exception of SFAS123(Revised). The Company is evaluating the financial impact of SFAS 123(Revised) which will be implemented in the first quarter commencing May 1, 2006.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

5.    COMPREHENSIVE INCOME (LOSS)

      The components of comprehensive loss are as follows:

                                    For the year   For the year
                                       ended           ended
                                      April 30,      April 30,
                                        2006           2005
                                    ------------   ------------
                                          $              $
Net loss                             (1,855,957)     (808,146)
Other comprehensive income (loss)
  Foreign currency translation           (2,687)        9,717
                                     ----------      --------
Comprehensive loss                   (1,858,644)     (798,429)
                                     ==========      ========

      The foreign currency translation adjustments are not currently adjusted for income taxes as the Company's operating subsidiary is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done as disclosed in note 4 (g).

6.    PREPAID EXPENSES AND OTHER

      Prepaid expenses and other includes a bid deposit of $ Nil (prior year:
      $79,460) with PriceWaterhouseCoopers for the United Keno Hill Mines Limited assets which was refunded when the Company was advised that its bid was not awarded. Included in prepaid expenses and other is an amount of $22,492 (prior year: $21,743) being Goods & Services tax receivable from the Federal Government of Canada. Included in prepaid expenses and other is a deposit of $44,723 (CDN $50,000) (prior year: $ nil) with a contractor for start up and demobilization costs for diamond drilling at drill sites to be selected by the Company.

7.    EXPLORATION TAX CREDIT RECEIVABLE

      The Company has a claim to the Yukon exploration tax credit, since it maintains a permanent establishment in the Yukon and has incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company's expectation of receiving this credit of $153,145 (CDN$171,216) is based on the history of receiving past credits. The Company will be filing tax returns to claim this credit.

8.    PROPERTY, PLANT AND EQUIPMENT

                                  April 30,   April 30,
                                     2006       2005
                                  ---------   ---------
                                      $           $
Computer equipment                  22,322      7,608
Furniture and fixtures              31,382         --
Capital leases:
Office equipment                    15,456         --
                                    ------      -----
Cost                                69,160      7,608
                                    ------      -----
Less: Accumulated amortization
  Computer equipment                 5,035      2,830
  Furniture and fixtures               984         --
  Capital leases:
  Office equipment                      --         --
                                    ------      -----
                                     6,019      4,778
                                    ------      -----
Net                                 63,141      4,778
                                    ======      =====

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                               April 30,   April 30,
                                                 2006        2005
                                               ---------   ---------
                                                  $            $
Accounts payable and accrued liabilities are
  comprised of the following:
Trade payables                                   41,082      67,285
Accrued liabilities                             191,200      16,612
                                                -------      ------
                                                232,282      83,897
                                                =======      ======

10.   CAPITAL STOCK

      a)    Authorized

            50,000,000 of Common shares, $0.0001 par value

      b)    Issued

            16,366,728 Common shares (9,025,045 in 2005)

      c)    Changes to Issued Share Capital

            Year ended April 30, 2005

            On March 1, 2005 the Company issued 133,333 Common shares for property payments in the amount of $100,000 which was expensed in the consolidated statements of operations.

            On March 2, 2005 the Company issued 76,204 Common shares on conversion of convertible promissory note.

            Year ended April 30, 2006

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

            On August 25, 2005 the Company entered into a Consulting Agreement with Endeavor Holdings, Inc. (Endeavor) of New York, New York to assist the Company in raising capital. Under the terms of this agreement the Company agreed to pay Endeavor 150,000 common shares at the rate of 25,000 shares per month. Either party could cancel the agreement on 30 days notice. The Company issued 150,000 common shares valued at $130,500 to Endeavor.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

10.   CAPITAL STOCK-CONT'D

      c)    Changes to Issued Share Capital (cont'd)

            On August 26, 2005 the board of directors approved the issuance of 490,909 Units at $0.55 per Unit to an arms length accredited shareholder for a total of $270,000. Each Unit consists of one common share and one half-share purchase warrant. Each common share was priced at $0.545 and each full warrant at $0.01. Each full-share purchase warrant entitles the holder to purchase one common share at $1.00 per share, after one year and seven days following closing, for a period of two (2) years following the date that is one year and seven days after the closing. The Company received $20,000 of the subscription price on August 12, 2005 as a loan to be applied to the subscription price and $100,000 on September 15, 2005 and a promissory note for $150,000 due on or before October 1, 2005 for the balance of the subscription price. The Promissory note was paid in full by the due date. This arms length shareholder subsequently became a director of the Company on November 2, 2005 and chairman of the Board on July 11, 2006.

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

            On October 18 and 24, 2005 the Company issued a total of 59,547 common shares and 29,167 warrants covering the principal amount of $43,750 plus interest of $910 on conversion of convertible promissory note issued on October 6, 2004. Refer to note 12 (b).

            On October 18, 2005 the Company authorized the issuance of 14,000 common shares for the exercise of 14,000 warrants from a warrant holder in consideration of $12,000.

            On November 9, 2005, the accredited investor converted the promissory note, referred to in Note 12 (c) on its due date and the Company issued 76,525 common shares and 37,500 warrants covering the principal amount of $56,250 and interest in the amount of $1,143 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

            On December 5, 2005 the board of directors authorized the issuance of 150,000 common shares and 150,000 share purchase warrants in consideration of $100,000 cash and a promissory note for $51,500 due January 15, 2006 which was subsequently paid. Each common share was valued at $1.00 and each warrant at $0.01. Each warrant entitles the warrant holder to purchase one common share at $1.00 on or before December 4, 2006.

            On December 6, 2005 the board of directors authorized the issuance of 133,333 common shares in the amount of $100,000 for a property payment to Atna Resources Ltd., along with a cash payment of $43,406 (CDN$50,000) as per terms of the agreement. The common shares along with the cash payment were delivered to Atna Resources Ltd. on December 12, 2005. This entire payment of $143,406 was expensed in the consolidated statements of operations.

            On December 7, 2005 the accredited investor converted the promissory notes, referred to in Note 12 (d) on their due dates and the Company issued 34,306 common shares and 17,001 warrants covering the principal amounts of $25,500 and interest in the amount of $409 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

10.   CAPITAL STOCK-CONT'D

      c)    Changes to Issued Share Capital (cont'd)

            On December 7, 2005 the board of directors authorized the issuance of 10,000 common shares to a shareholder for the exercise of 10,000 warrants in consideration of $8,772 (CDN $10,000).

            On January 11, 2006 the accredited investor converted the promissory notes, referred to in Note 12 (e) on their due dates and the Company issued 101,150 common shares and 50,000 warrants covering the principal amounts of $75,000 and interest in the amount of $1,533 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

            On March 28, 2006 the Company completed a brokered private placement through the issuance of 5,331,327 common share units at a price of $0.60 per unit for gross proceeds of $3,198,799. The Company also completed the brokered private placement through the issuance of 25,000 flow-through shares at a price of $0.75 per share for gross proceeds of $ 18,750. Each Common share unit consists of one share and one-half of one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase one common share at $0.90 per share for a period expiring on March 28, 2008. The agent received $289,579 in commissions as well as 533,133 broker warrants with a fair value of $347,956. Each warrant entitles them to purchase one common share and one-half share purchase warrant for $0.60 until March 28, 2008. Each full warrant is then exercisable at $0.90.Out of the gross proceeds received from flow-through shares, an amount of $3,750 was credited to Other Liabilities (Refer to Note
            17).

            On April 11, 2006 a director of the Company exercised the stock option to purchase 10,000 common shares at the option price of $0.55 per share. The Company received the funds in cash and issued 10,000 common shares.

      d)    Purchase Warrants

            During the year 2004-2005 the following stock warrants were issued:

            37,500 stock warrants were issued on March 2, 2005. Each warrant is exercisable for one common share at $ 1.25 on or before June 30, 2006. These warrants were issued on conversion of a promissory note as per the terms of the original note.

            During the year 2005-2006 the following stock warrants were issued:

            184,608 stock warrants were issued on August 5, 2005. Each warrant is exercisable for one common share at $1.00 on or before August 5, 2007. These warrants were issued on settlement of a demand promissory note.

            12,168 stock warrants were issued to an arms length investor on August 23, 2005. Each warrant is exercisable for one common share at $1.00 per share on or before August 15, 2007. These warrants were issued in settlement of an accounts payable for services.

            6,084 stock warrants were issued to an officer on August 23, 2005. Each warrant is exercisable for one common share at $1.00 per share on or before August 15, 2007. These warrants were issued in settlement of an accounts payable for services.

            245,455 stock warrants were issued to an arms length accredited shareholder on August 26, 2005, who subsequently became a director of the Company and Chairman of the Board. Each warrant is exercisable for one common share at $1.00 per share on or before August 22, 2008. These warrants were issued as part of 490,909 common share units. Each common share unit consists of one share and one-half of one common share purchase warrant

            74,934 stock warrants were issued to a director of the Company on August 29, 2005. Each warrant is exercisable for one common share at $1.00 per share on or before August 5, 2007. These warrants were issued as part of 149,867 common share units. Each common share unit consists of one share and one-half of one common share purchase warrant.

            100,000 stock warrants were issued to four accredited investors and one accredited corporation, all residents of Canada on August 31, 2005. Each warrant is exercisable for one common share at $1.00 per share on or before August 31, 2007. These warrants were issued as part of 200,000 common share units. Each common share unit consists of one share and one-half of one common share purchase warrant.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

10.   CAPITAL STOCK-CON'T

      d)    Purchase Warrants (cont'd)

            12,500 stock warrants were issued on October 14, 2005. Each warrant is exercisable for one common share at $ 1.25 on or before January 14, 2007. These warrants were issued on conversion of a promissory note as per the terms of the original note.

            16,667 stock warrants were issued on October 24, 2005. Each warrant is exercisable for one common share at $ 1.25 on or before January 24, 2007. These warrants were issued on conversion of a promissory note as per the terms of the original note.

            37,500 stock warrants were issued on November 9, 2005. Each warrant is exercisable for one common share at $ 1.25 on or before February 9, 2007. These warrants were issued on conversion of a promissory note as per the terms of the original note.

            150,000 stock warrants were issued on December 5, 2005. Each warrant is exercisable for one common share at $1.00 on or before December 5, 2006. These warrants were issued along with the issue of common shares for cash.

            17,001 stock warrants were issued on December 7, 2005. Each warrant is exercisable for one common share at $ 1.25 on or before March 7, 2007. These warrants were issued on conversion of a promissory note as per the terms of the original note.

            32,320 stock warrants were issued on December 15, 2005. Each warrant is exercisable for one common share at $1.00 on or before December 15, 2006. These warrants were issued to the agent for arranging the subscription for 400,000 special warrants.

            50,000 stock warrants were issued on January 11, 2006. Each warrant is exercisable for one common share at $ 1.25 on or before April 11, 2007. These warrants were issued on conversion of a promissory note as per the terms of the original note.

            2,665,669 stock warrants were issued on March 28, 2006. Each warrant is exercisable for one common share at $0.90 on or before March 28, 2008. These warrants were issued as part of 5,331,327 common share units. Each common share unit consists of one share and one-half of one common share purchase warrant.

            533,133 unit purchase warrants were issued on March 28, 2006. Each unit purchase warrant is exercisable for one common share and one-half share purchase warrant for $0.60 on or before March 28, 2008. Each full warrant is then exercisable at $0.90. These unit purchase warrants were issued to the agent or their assignees, for arranging the financing for 5,331,327 common shares units.

                                                            Number of
                                                             Warrants   Exercise
                                                             Granted     Prices     Expiry date
                                                            ---------   --------  ----------------
Outstanding at April 30, 2004 and average exercise price      499,731    $ 0.79
Granted in year 2004-2005                                      37,500    $ 1.25      June 30, 2006
                                                            ---------   -------
Outstanding at April 30, 2005 and average exercise price      537,231    $ 0.82
Granted in year 2005-2006                                     150,000    $ 1.00   December 5, 2006
Granted in year 2005-2006                                      32,320    $ 1.00   December 15,2006
Granted in year 2005-2006                                     259,542    $ 1.00     August 5, 2007
Granted in year 2005-2006                                      18,252    $ 1.00    August 15, 2007
Granted in year 2005-2006                                     245,455    $ 1.00    August 22, 2007
Granted in year 2005-2006                                     100,000    $ 1.00    August 31, 2007
Granted in year 2005-2006                                      12,500    $ 1.25   January 14, 2007
Granted in year 2005-2006                                      16,667    $ 1.25   January 25, 2007
Granted in year 2005-2006                                      37,500    $ 1.25   February 9, 2007
Granted in year 2005-2006                                      17,001    $ 1.25      March 7, 2007
Granted in year 2005-2006                                      50,000    $ 1.25     April 11, 2007
Granted in year 2005-2006                                   2,665,669    $ 0.90     March 28, 2008
Granted in year 2005-2006                                     533,133    $ 0.60     March 28, 2008
Exercised                                                     (24,000)   ($0.82)
Expired                                                            --        --
Cancelled                                                          --        --
                                                            ---------   -------
Outstanding at April 30, 2006 and average exercise price    4,651,270    $ 0.88
                                                            =========   =======

      The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

11.   SUBSCRIPTION FOR WARRANTS

      a) On December 15, 2005 the Company completed the sale of 400,000 Special Warrants using the services of an agent at a subscription price of $1.01 per Warrant to an accredited investor for $404,000. Each Special warrant entitles its holder to acquire one common share of the Company and one common share purchase warrant at no additional cost. Each share purchase warrant entitles the Subscriber to subscribe for one common share in the capital of the Company at a price of $1.00 per warrant share for a period of one year following the closing date.

            Special Warrants may not be exercised until the earlier of: (i) the Qualification Time (as defined below), or (ii) the date which is 181 days from the Closing Date of the sale of the Special Warrants (the "Expiry Time"). All special warrants will be automatically exercised without any further action on the part of the holder at 4:30 p.m. (Toronto Time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Corporation under the Securities Act of 1933 as amended has been declared effective with respect to the distribution of the Common Shares and Warrants issuable upon exercise of the Special Warrants (the "Qualification Time") or (ii) the Expiry Time. If by 4:30 p.m. (Toronto time) on the date which is 180 days from the closing date such registration statement has not been declared effective, the holders of the Special Warrants shall thereafter be entitled to receive, upon the exercise or deemed exercise of the Special Warrants, 1.1 common shares and 1.1 warrants for each Special Warrant then held by such holder (in lieu of one common share and one warrant otherwise receivable) at no additional cost.

            The agent received $32,320 in commission as well as 32,320 warrants. Each warrant is exercisable for one common share at $ 1.00 until December 15, 2006 with a fair value of $9,995.

      b) On December 30, 2005 the Company completed the sale of 200,000 Flow-Through Special Warrants ("Special Warrants") to National Bank Trust Inc. for the account of a Canadian accredited investor, for $180,000 (CDN$205,020). Each Special Warrant entitles the Holder to acquire one flow-through common share of the Company ("Flow-Through Shares") at no additional cost.

            The term "Flow-Through Shares" is significant for tax purposes in Canada because it enables the issuer to allocate certain exploration tax credit to the holders of such shares. As all Canadian Exploration expenses are incurred by the Company's 100% owned Canadian subsidiary, which conducts mining explorations in the Yukon Territory of Canada, for Canadian tax purposes, a similar Flow-Through subscription agreement was executed between the Company and its 100% Canadian subsidiary. The effective date of renunciation for Canadian Exploration expenses is December 31, 2005, which as per Canadian tax regulations requires the Canadian subsidiary to incur eligible Canadian exploration expenses for the entire subscription amount of $180,000 (CDN $205,020) on or before December 31, 2006. The company must renounce such eligible expenses to the Canadian accredited investors. The Company renounced such eligible expenses to the investors in March of 2006. These Special Warrants may be exercised at any time but will automatically be exercised on the earlier of: (i) the Qualification Time (as defined below), or (ii) the date which is 181 days from the date of the Special Warrant Certificate (December 30, 2005), or such later date as may be agreed upon between the Company and holder of the Special Warrants (the "Expiry Time"). All Special Warrants will be automatically exercised without any further action by the holder at 4:30 p.m. (Toronto time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Company under the Securities Act of 1933, as amended (the "Securities Act"), has been declared effective by the Securities and Exchange Commission (the "SEC") with respect to the distribution of the Flow-Through Shares issuable upon exercise of the Special Warrants (the "Qualification Time") or (ii) the Expiry Time.

            Proceeds received from such warrants were allocated by the Company between the offering for shares and the sale of tax benefits. The amount of $26,000 attributable to the sale of taxable benefits was credited to Other Liabilities. On renunciation of eligible exploration expenses in March of 2006, this Liability was reversed and included in income under Income tax recovery.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

12.   CONVERTIBLE PROMISSORY NOTES

      a) On May 14, 2004 the Company issued a convertible promissory note to one accredited investor for $56,250. The note bears interest at 2% per annum. The note is convertible at the earlier of one year or the effective date of the registration statement filed with the Securities and Exchange Commission. The note is convertible at the option of the investor or the Company into 75,000 shares of common stock and 37,500 warrants. Each warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before December 31, 2005. On September 15, 2004 the board of directors passed a resolution extending the expiry date of the warrants under the Convertible Promissory Note to June 30, 2006. On March 3, 2005 the Company issued 76,204 common shares and 37,500 warrants for conversion of the above Promissory Note in the principal amount of $56,250 plus interest of $902. These shares were issued at $0.75 per share and each warrant is exercisable for one common share at $1.25 on or before June 30, 2006.

      b) On October 6, 2004 the Company borrowed $43,750 from two accredited investors and issued convertible promissory notes. The notes bear interest at 2% per annum. The notes are convertible on their maturity, which is one year and 7 days from the date of issue at the option of the holder. The notes if converted are convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The two accredited investors converted their promissory notes on October 18 and 24, 2005 and the Company issued a total of 59,547 common shares and 29,167 warrants covering the principal amount of $43,750 and interest in the amount of $910 in accordance with the conversion provisions of the notes. The expiry date of the warrants was extended to 15 months after the conversion date.

      c) On November 2, 2004 the Company borrowed $56,250 from one accredited investor and issued a convertible promissory note. The note bears interest at 2% per annum. The note is convertible on its maturity, which is one year and 7 days from the date of issue at the option of the holder. The note if converted is convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The expiry date of the warrants was extended to 15 months after the conversion date. The investor converted the promissory note on November 9, 2005, and the Company issued a total of 76,525 common shares and 37,500 warrants covering the principal amount of $56,250 and interest in the amount of $1,143 in accordance with the conversion provisions of the note.

      d) On November 30, 2004 the Company borrowed $25,500 from one accredited investor and issued two convertible promissory notes in the amounts of $20,000 and $5,500. The notes bear interest at 2% per annum. The notes are convertible on their maturity, which is one year and 7 days from the date of issue at the option of the holder. The notes if converted are convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The expiry date of the warrants was extended to 15 months after the conversion date. The investor converted both these promissory notes on December 7, 2005 and the Company issued an aggregate of 34,306 common shares and 17,001 warrants covering the principal amount of $25,500 and interest in the amount of $409 in accordance with the conversion provision of the notes.

      e) On January 4, 2005 the Company borrowed $75,000 from an accredited investor, and issued a convertible promissory note. The note bears interest at 2% per annum. The note is convertible on its maturity, which is one year and 7 days from the date of issue at the option of the holder. The note if converted is convertible at the rate of $0.75 for one common share and one half share purchase warrant. Each full warrant entitles the holder to purchase one share of common stock for $1.25 per share on or before June 30, 2006. The expiry date of the warrants was extended to 15 months after the conversion date. The investor converted the promissory note on January 11, 2006 and the Company issued a total of 101,150 common shares and 50,000 warrants covering the principal amount of $75,000 and interest in the amount of $1,533 in accordance with the conversion provisions of the notes.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

13.   DEMAND PROMISSORY NOTES

      a. On June 25, 2004 the Company issued an unsecured demand promissory note to an arms length shareholder for $100,000. The note is non-interest bearing and due on demand. The Company paid a financing fee of $5,000. The arms length shareholder subsequently became a director of the Company on November 2, 2005. The loan was repaid in full by the Company on April 3, 2006.

      b. On March 1, 2005 the Company entered into a Loan Agreement with Medallion Capital Corp. ("Medallion") under which it promised to pay Medallion on demand $198,649 (CDN$250,000). The loan bears interest at 9% per annum payable monthly. The obligation of the Company under the Loan Agreement was secured by all of its rights in and to the Marg Acquisition Agreement. The $198,649 (CDN$250,000) principal amount of the demand note represents the aggregate of $79,460 (CDN$100,000) advanced to the Company on June 28, 2004 by Stafford Kelley and $119,189 (CDN$150,000) advanced by Medallion to Atna for the Marg Property. Mr. Kelley's $79,460 (CDN$100,000) loan was assigned to Medallion and that note has been cancelled. The Company paid $47,676 (CDN$60,000) of the principal amount of the Loan due Medallion on June 30, 2005. On September 12, 2005 Medallion released the Company from the obligation to secure the loan with the rights under the Marg Acquisition Agreement and the obligation was then secured with a demand promissory note only. Medallion is controlled by Stafford Kelley a former officer and director of the Company. Mr. Kelley earned $4,085 (CDN$5,000) financing fee related to the transaction and was paid that amount on August 31, 2005. The balance of the loan outstanding was repaid in full on March 31, 2006.

      c. On April 15, 2005 the Company issued an unsecured demand promissory note to an arms length shareholder for $200,000. This note bears interest at 5% per annum. This note was repaid with the issuance of 369,215 common shares and 184,608 share purchase warrants.

      d. On November 15, 2005 the Company issued an unsecured demand promissory note to a former officer and director of the Company for US$21,808 (CDN$26,000). This note bears interest at 9% per annum. On December 15, 2005 this note was paid in full.

14.   STOCK OPTIONS

      On February 10, 2006 the Board of Directors amended the 2003 Stock Option Plan to cease accepting promissory notes from option holders as payment for the exercise of options. No other changes were made.

      Year 2004-2005

      On December 15, 2004, The Board of Directors granted stock options totalling 1,750,000 to its Officers and Directors. These options are for a term of two (2) years from the date of issue and shall vest at the rate of 1/24 of the total options granted each month. If any of the parties resigns, is not re-elected or is discharged from the Company during the term of the Options, any unvested portion of the options shall be cancelled. The exercise price of the options is US$0.75 per share.

      On January 5, 2005, The Board of Directors granted employee stock options totalling 84,000 to one employee and two consultants. These options shall be for a term of two (2) years from the date of issue and shall vest at the rate of 1/12 each month during the first 12 months of the term. The exercise price is US$0.75 per share.

      Year 2005-2006.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

14.   STOCK OPTIONS-CONT'D

      On January 17, 2006 the board of directors granted options to a consultant to acquire 88,000 shares, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $1.19 per share based on the closing price on December 13, 2005.

      On January 20, 2006 the board of directors granted options to an officer and director to acquire 150,000 shares, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $0.85 per share based on closing price on January 20 2006.

      The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. The Company has adopted SFAS123 (Revised) commencing May 1, 2006.

      For this year ended April 30, 2006, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    June        August   December     January    January
                                  28, 2005    16, 2005   13, 2005    17, 2006   20, 2006     Total
                                  --------    --------   --------    --------   --------   --------
Risk free rate                        3.0%       3.0%        3.25%      3.25%      3.25%
Volatility factor                   60.12%     54.27%       87.72%     93.47%     90.83%
Expected dividends                    nil        nil          nil        nil        nil
Stock-based compensation
  cost expensed during the year
  ended April 30, 2006            $95,840     $4,260     $112,680    $ 4,570    $ 7,896    $225,246

Unexpended Stock based
  compensation deferred over
  the vesting period                                     $475,217    $26,954    $55,274    $557,445

Regarding stock options granted on December 13, 2005, January 17, 2006, and January 20, 2006, the deferred stock-based compensation cost of $ 557,445 will be expensed equally over the respective two year vesting period.

The following table summarizes the options outstanding as at April 30:

                                              Number of shares
                            Option price   ---------------------
Expiry date                   per share      2006         2005
-------------------------   ------------   ---------   ---------
December 15, 2006                 0.75     1,100,000   1,750,000
January 5, 2007                   0.75        84,000      84,000
June 28, 2007                     0.55       490,000          --
April 15, 2008                    0.58        20,000          --
December 13, 2007                 1.19     1,026,000          --
December 13, 2007                 1.19        88,000          --
January 20, 2008                  0.85       150,000          --
                                           ---------   ---------
                                           2,958,000   1,834,000
                                           ---------   ---------
Weighted average exercise
  price at end of year                          0.89        0.75
                                           ---------   ---------

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

14.  STOCK OPTIONS-CONT'D

                                    Number of shares
                                  ---------------------
                                  2005-2006   2004-2005
                                  ---------   ---------
Outstanding, beginning of year    1,834,000          --
Granted                           1,784,000   1,834,000
Expired                                  --          --
Exercised                           (10,000)         --
Forfeited                                --          --
Cancelled                          (650,000)         --
Outstanding, end of year          2,958,000   1,834,000
Exercisable, end of year          1,269,450     302,176

15.   RESTRICTED CASH

      Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be cash or cash equivalents. As of April 30, 2006, unexpended flow-through funds were $ 118,275 (CDN $132,230).

16.   RESTRICTED DEPOSITS

      The Company has a term deposit of $17,889 (CDN$20,000) with a Canadian financial institution which earns interest at 2.5% per annum and matures on April 26, 2007. This deposit has been assigned to the financial institution to enable the financial institution to issue an Irrevocable Letter of Credit to The First Nation of Na Cho Nyak Dun ("NND") which exercises certain powers over land use and environment protection within the Yukon Territory of Canada. The Company required access to move heavy equipment over the land controlled by NND and therefore posted this security bond so that if the Company fails to comply with reclamation requirements, then the security bond will be available to NND to complete the work or may form part of the compensation package.

17.   OTHER LIABILITY

      On March 28, 2006 the Company completed a brokered private placement through the issuance of 25,000 flow-through shares at a price of $0.75 per share for gross proceeds of $18,750. The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $3,750 is recognized for the sale of taxable benefits which will be reversed and credited to income when the Company renounces resource expenditure deduction to the investor.

18.   COMMITMENTS AND CONTINGENCIES

      (a)   Mount Hinton Property Mining Claims

            On July 7, 2002 Yukon Gold Corp. ("YGC") entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. This agreement was replaced with a revised and amended agreement (the "Hinton Option Agreement") dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement is between the Company, its wholly owned subsidiary YGC and the Hinton Syndicate.

            YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

18.   COMMITMENTS AND CONTINGENCIES-CONT'D

            The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July
  7, 2002 Agreement               $ 19,693 (CDN$ 25,000) Paid
On July 7, 2003                   $ 59,078 (CDN$ 75,000) Paid
On July 7, 2004                   $118,157 (CDN$150,000) Paid
On January 2, 2006                $125,313 (CDN$150,000) Paid
On July 7, 2006                   $134,168 (CDN$150,000) Paid subsequently
On July 7, 2007                   $134,168 (CDN$150,000)
On July 7, 2008                   $134,168 (CDN$150,000)
TOTAL                             $724,745 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03            $  118,157 (CDN$150,000) Incurred
July 7/03 to July 6/04            $  196,928 (CDN$250,000) Incurred
July 7/04 to July 6/05            $  256,006 (CDN$325,000) Incurred
July 7/05 to Dec. 31/06           $  670,841 (CDN$750,000) Incurred subsequently
Jan. 1/07 to Dec. 31/07           $  894,454 (CDN$1,000,000)
Jan. 1/08 to Dec. 31/08           $1,118,068 (CDN$1,250,000)
Jan. 1/09 to Dec. 31/09           $1,341,682 (CDN$1,500,000)
TOTAL                             $4,596,136 (CDN$5,225,000)

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

    25% interest upon Work Program expenditures of $1,341,682 (CDN$1,500,000) 50% interest upon Work Program expenditures of $2,236,136 (CDN$2,500,000) 75% interest upon Work Program expenditures of $4,596,136 (CDN$5,225,000)

      In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement. Section 2.2(a) of the Hinton Option Agreement defines the term, "incurred" as follows: "Costs shall be deemed to have been "incurred" when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur." Consequently, the term, "incurred" includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006. This provision was met on May 15, 2006.

      The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,596,136 (CDN$5,225,000) or
      (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,472,272 (CDN$5,000,000).

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

18.   COMMITMENTS AND CONTINGENCIES-CONT'D

            The Hinton Option Agreement entitles the Hinton Syndicate to recommend for appointment one member to the board of directors of the Company.

            The Hinton Option Agreement provides both parties (YGC and Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

            The Hinton Syndicate members each have the option to receive their share of property payments in stock of the Company at a 10% discount to the market, once the Company has obtained a listing on a Canadian stock exchange. YGC and the Company have a further option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of the Company. The payment due on July 7, 2006 was made in accordance with this provision.

      b)    The Marg Property

            In March 2005, the Company acquired rights to purchase 100% of the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the Mayo Mining District of the Yukon Territory of Canada. Title to the claims is registered in the name of YGC.

            The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement ("Agreement") with Atna Resources Ltd. ("Atna"). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Agreement for $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005;

            The Company has agreed to make subsequent payments under the Agreement of: (i) $89,445 (CDN$100,000) cash and an additional 133,334 common shares of the Company on or before December 12, 2006;
            (ii) $89,445 (CDN$100,000) cash on or before December 12, 2007; and
            (iii) $178,891 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $894,454 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

      c) The Company entered into flow-through share subscription agreements during the year ended April 30, 2006 whereby it is committed to incur on or before December 31, 2006, a total of $198,750 (CDN$226,954) of qualifying Canadian Exploration expenses as described in the Income Tax Act of Canada. As of April 30, 2006 an expenditure of $80,475 (CDN$94,724) has been incurred and $118,275 (CDN$132,230) has not yet been spent. Commencing March 1, 2006 the Company is liable to pay a tax of approximately 5% per annum, calculated monthly on the unspent portion of the commitment.

      d) The Company relocated its corporate office and entered into a five year lease which was executed on March 27, 2006. The lease commences July 1, 2006. Minimum lease commitments under the lease were as follows:

              Years ending April 30,   Minimum lease commitment
              ----------------------   ------------------------
                       2007             $35,131 (CDN $39,280)
                       2008             $42,715 (CDN $47,756)
                       2009             $42,826 (CDN $47,880)
                       2010             $44,493 (CDN $49,740)
                       2011             $44,827 (CDN $50,112)
                       2012             $ 7,471 (CDN $ 8,353)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

18.   COMMITMENTS AND CONTINGENCIES-CON'T

      e) On March 21, 2006 the Company entered into a consulting agreement with a consultant (the "Consultant"). As per terms of the agreement, the Consultant will provide to the Company market and financial advice and expertise as may be necessary relating to the manner of offering and pricing of securities. The agreement is for a period of twelve months commencing the day of trading of the Company's stock on the Toronto Stock Exchange (April 19, 2006). The Consultant will be compensated a fee equal to 240,000 restricted common shares of the Company with a fair value of $196,800 and will receive these shares on a monthly basis. Each party can cancel the agreement on 30 days notice. The Company has not issued any common shares as yet, but is accruing the expense on a monthly basis.

19.   OBLIGATION UNDER CAPITAL LEASE

      The following is a summary of future minimum lease payments under the capital lease, together with the balance of the obligation under the lease:


Years ending April 30,                2006               2005
----------------------------   --------------------   ---------
2007                           $ 3,199 (CDN$3,576)        --
2008                           $ 3,199 (CDN$3,576)        --
2009                           $ 3,199 (CDN$3,576)        --
2010                           $ 3,199 (CDN$3,576)        --
2011                           $ 3,199 (CDN$3,576)        --
2012                           $   758 (CDN$847)          --
Total minimum lease payments   $16,753 (CDN$18,727)       --
Less: Deferred Interest        $ 2,097 (CDN$2,344)        --
                               $14,656 (CDN$16,383)       --
Current Portion                $ 2,792 (CDN$3,121)        --
Long-Term Portion              $11,864 (CDN$13,262)

20.   LISTING OF COMMON SHARES ON TORONTO STOCK EXCHANGE (TSX)

      The common shares of the Company were approved for listing and commenced trading on the Toronto Stock Exchange (TSX) effective April 19, 2006. The Company is trading under the symbol "YK". Concurrent with this Canadian listing on the TSX, the Company's common shares continue to trade in the United States on the NASDAQ OTC BB Exchange under the symbol "YGDC"

21.   RELATED PARTY TRANSACTIONS

      2005-2006

      The Company and its subsidiary expensed a total of $14,755 (CDN $17,500) in consulting fees to a Company Director, and $49,547 (CDN $57,170) to two of it's officers. The Company issued 24,336 common share units @$0.55 per unit in settlement of prior year accounts payable of $13,385 to a Director and also issued 12,168 common share units @$0.55 per unit in settlement of a prior year accounts payable for the services rendered by an individual as president.

      The directors participated in private placements during the year as follows:
      One director subscribed for 490,909 common share units @$0.55 per unit One director subscribed for 149,867 common share units @$0.55 per unit.

      2004-2005

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

      For services rendered by an individual as president of the Company, the Company expensed the invoice from a related company for $18,382 (CDN$23,326) plus travel expenses for this individual and another director in the amount of $2,405 (CDN$3,053).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

22.   INCOME TAXES

      The Company has certain non-capital losses of approximately $3,021,000 available, which can be applied against future taxable income and which expires between 2010 and 2026. The Company did not record any deferred tax asset as the losses are fully offset by a valuation allowance.

23.   SUBSEQUENT EVENTS

      a)    Changes in Directors and Management:

            The Board of Directors accepted the resignation of Mr. Warren Holmes as Chairman of the Board and from Director and Officer positions of both the Company and its Canadian subsidiary. Jose L. Guerra, Jr. became Chairman of the Board of Directors of the Company. The Board of Directors also accepted the resignation of Ken Hill as President and CEO of the Company and was replaced by Mr. Howard Barth as President and CEO. Mr. Barth is also a Director of the Company. Mr. Ken Hill is staying with the Company as a director and in an officer's capacity by accepting the position of Vice President-Mining Operations.

      b)    Subsequent issue of common shares:

            On May 29, 2006 the Company issued 10,000 common shares for the exercise of 10,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $8,945 (CDN$10,000).

            On May 29, 2006 the Company issued 45,045 common shares for the exercise of 45,045 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $40,291 (CDN$45,045).

            On May 29,2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $14,311 (CDN$16,000).

            On May 30, 2006 the Company issued 141,599 common shares for the settlement of an accrued liability to an ex officer and director. The accrued severance amount of $118,943 (CDN$128,855) was converted to 141,599 common shares at $0.84 (CDN$0.91).

            On June 22, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $39,058 (CDN$43,667).

            On June 28, 2006 the Company issued 17,971 common shares for the exercise of 17,971 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $16,074 (CDN$17,971).

            On June 28, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $39,058 (CDN$43,667).

            On June 28, 2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $14,311 (CDN$16,000).

            On June 29, 2006 the Company issued 158,090 common shares for the exercise of 158,090 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $141,404 (CDN$158,090).

            On July 7, 2006 the Company issued 43,166 common shares and paid $80,501 (CDN$90,000) in cash in settlement of a property payment on the Mount Hinton Property. The shares represent 40% of the total $134,168 (CDN$150,000) payment and were valued at $1.24 (CDN$1.39)
            each.

            On July 7, 2006 the Company issued 64,120 common shares for the exercise of 64,120 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $57,352 (CDN$64,120).

            On July 17, 2006 the Company issued 61,171 common shares for the exercise of 61,171 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $54,715 (CDN$61,171).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2006 and April 30, 2005
(Amounts expressed in US Dollars)

23.   SUBSEQUENT EVENTS-CONT'D

      c)    Expiry of warrants:

            As of April 30, 2005 there were 537,231 warrants outstanding. From this list 24,000 were exercised between May 1, 2005 and April 30, 2006 and 475,731were subsequently exercised between May 1, 2006 and July 19, 2006. The remaining 37,500 warrants expired on June 30, 2006.

      d)    Additional commitment to issue common shares and warrants:

            The Company completed the sale of 400,000 special warrants on December 15, 2005. In the absence of a registration statement being declared effective within 181 days of the closing, the Company, effective June 15, 2006 was obligated to issue 4,000 common shares and 4,000 warrants to the accredited investor at no extra cost as a penalty.

      e)    Mount Hinton Property Mining Claim Commitments:

            The Company is committed to work program expenditures of $670,841 (CDN $750,000) to be incurred during the period July 7, 2005 to December 31, 2006 as per its option agreement. In accordance with this agreement, the Company must have raised and have available the work program funds for the period from July 7, 2005 to December 31, 2006 by May 15 of 2006. To satisfy this requirement, the Company deposited $670,841 (CDN $750,000) into a bank account designated as the Mount Hinton Property Account.

      f)    Commitment to the proposed work program for Mount Hinton Property:

            On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project totaling $717,800 (CDN$802,500) for the 2006 Work Program. On May 16, 2006
            the Company paid $136,404 (CDN$152,500), on June 15, 2006 the Company paid $223,614 (CDN$250,000), and on July 15, 2006 the Company paid $223,614 (CDN$250,000) being three of the five cash call payments. The fourth payment of $89,445 (CDN$100,000) is due on August 15, 2006 and the fifth payment of $44,723 (CDN$50,000) is due on September 15, 2006.

      g)    Commitment to the proposed work program for the Marg Property:

            On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Marg Property totaling $1,674,866 (CDN$1,872,500) for the 2006 Work Program. On May 15, 2006 the Company paid $199,016 (CDN$222,500), on June 1, 2006 the Company paid $536,673 (CDN$600,000), and on July 20, 2006 the Company paid $357,782 (CDN$400,000) being three of the five cash call payments. The fourth payment of $357,782 (CDN$400,000) is due on August 20, 2006 and the fifth payment of $223,613 (CDN$250,000) is due on September 20, 2006.

      h)    Consulting Agreements

            Subsequent to the year end, the Company entered into mutually renewable one year agreements with three consultants who will each provide the Company services relating to business promotion and development. These consultants will assist management in the preparation of financial offerings and assist in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States of America and Canada. Each of these three consultants will be compensated with the issue of 272,660 shares of restricted common stock, out of which 54,860 shares will be due and payable immediately on signing the respective agreements and the balance of 217,800 shares will be due and payable in 11 equal monthly installments of 19,800 shares commencing August 1, 2006 and ending June 1, 2007. Either party can terminate the respective agreements with or without cause upon thirty (30) days written notice to the other party.