Form 10QSB
period 2006-07-31
YUKON GOLD CORP INC
filed 2006-09-14
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED July 31, 2006

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

               55 York Street, Suite 401, Toronto, Ontario M5J 1R7 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (416) 865-9790

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                Outstanding As of July 31, 2006
-------------------------------   -------------------------------
Common Shares $ .0001 par value              17,027,224

                          YUKON GOLD CORPORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2006
                        (Amounts expressed in US Dollars)
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                         Page No
                                                                         -------
Interim Consolidated Balance Sheets as of July 31, 2006 and
  April 30, 2006                                                             1-2
Interim Consolidated Statements of Operations for the three months
  ended July 31, 2006 and July 31, 2005                                        3
Interim Consolidated Statements of Cash Flows for the three months
  ended July 31, 2006 and July 31, 2005                                        4
Interim Consolidated Statements of Changes in Stockholders' Equity
  for the three months ended July 31, 2006 and the year ended
  April 30, 2006                                                               5
Condensed Notes to Interim Consolidated Financial Statements                6-12

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at July 31, 2006 and April 30, 2006
(Amounts expressed in US Dollars)

(Unaudited)

                                                            July 31,   April 30,
                                                              2006        2006
                                                               $           $
                                                           ---------   ---------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                  889,565   2,412,126
  Prepaid expenses and other                               1,057,687      77,977
  Exploration tax credit receivable                          153,145     153,145
                                                           ---------   ---------
                                                           2,100,397   2,643,248
RESTRICTED CASH (Note 6)                                          --     118,275
RESTRICTED DEPOSIT (Note 7)                                   17,889      17,889
PROPERTY, PLANT AND EQUIPMENT                                 59,263      63,141
                                                           ---------   ---------
                                                           2,177,549   2,842,553
                                                           =========   =========

      See condensed notes to the Interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Howard Barth
-------------------------------
Howard Barth, Director

/s/ Jose L. Guerra
-------------------------------
Jose L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at July 31, 2006 and April 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                        July 31,     April 30,
                                                          2006          2006
                                                            $            $
                                                       ----------   -----------
                       LIABILITIES
CURRENT LIABILITIES

  Accounts payable and accrued liabilities                362,943       232,282
  Other Liability                                           3,750         3,750
  Current Portion of:
  Obligation under Capital Leases                           2,772         2,792
                                                       ----------   -----------
Total Current Liabilities                                 369,465       238,824
  Long-Term Portion of:
  Obligation under Capital Lease                           11,086        11,864
                                                       ----------   -----------
  TOTAL LIABILITIES                                       380,551       250,688
                                                       ----------   -----------
                  STOCKHOLDERS' EQUITY

CAPITAL STOCK                                               1,703         1,637
ADDITIONAL PAID-IN CAPITAL                              5,979,231     5,301,502
SUBSCRIPTION FOR WARRANTS (Note 5)                        525,680       525,680
ACCUMULATED OTHER COMPREHENSIVE LOSS                      (49,097)       (5,162)
DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE      (4,660,519)   (3,231,792)
                                                       ----------   -----------
                                                        1,796,998     2,591,865
                                                       ----------   -----------
                                                        2,177,549     2,842,553
                                                       ==========   ===========

      See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the three months ended July 31, 2006 and July 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                            For the     For the
                                                            quarter     quarter
                                              Cumulative     ended       ended
                                                 since     July 31,     July 31,
                                               inception     2006        2005
                                                  $            $           $
                                              ----------  ----------  ----------
REVENUE                                               --          --         --
                                               ---------  ----------  ----------
OPERATING EXPENSES
  Stock-based compensation                       310,569      85,323     95,840
  General and administration                   1,865,037     468,359     92,050
  Project expenses                             2,781,351     871,887      2,594
  Exploration Tax Credit                        (284,703)         --         --
  Amortization                                     8,361       3,158        243
  Loss on sale/disposal of capital assets          5,904          --         --
                                               ---------  ----------  ---------
TOTAL OPERATING EXPENSES                       4,686,519   1,428,727    190,727
                                               ---------  ----------  ---------
LOSS BEFORE INCOME TAXES                      (4,686,519) (1,428,727)  (190,727)
  Income taxes recovery                           26,000          --         --
                                               ---------  ----------  ---------
NET LOSS                                       4,660,519) (1,428,727)  (190,727)
                                               =========  ==========  =========
Loss per share - basic and diluted                             (0.08)     (0.02)
                                                          ==========  =========
Weighted average common shares outstanding                16,656,627  9,025,045
                                                          ==========  =========

      See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the three months ended July 31, 2006 and July 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                          For the     For the
                                                                          quarter     quarter
                                                           Cumulative     ended        ended
                                                              since      July 31,     July 31,
                                                            inception      2006         2005
                                                               $            $            $
                                                           ----------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                    (4,660,519)  (1,428,727)  (190,727)
  Items not requiring an outlay of cash:
    Amortization                                                8,361        3,158        243
    Loss on sale/disposal of capital assets                     5,904           --         --
    Shares issued for property payment                        368,087       53,845         --
    Common shares issued for
    Settlement of severance liability to ex-officer           113,130      113,130
    Stock-based compensation                                  310,569       85,323     95,840
    Issue of shares for professional services                 130,500           --         --
    Issue of units against settlement of debts                 20,077           --         --
    Decrease (Increase) in prepaid expenses and deposits   (1,056,530)    (979,710)    98,371
    Increase in exploration tax credit receivable            (153,145)          --         --
    Increase (Decrease) in accounts payable and accrued
      liabilities                                             362,453      130,661    (16,825)
    Decrease in restricted cash                                    --      118,275
    Increase in restricted deposit                            (17,889)
    Increase in other liabilities                               3,750           --         --
                                                           ----------   ----------   --------
NET CASH USED IN OPERATING ACTIVITIES                      (4,565,252)  (1,904,045)   (13,098)
                                                           ----------   ----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment                   (74,597)          --         --
                                                           ----------   ----------   --------
NET CASH USED IN INVESTING ACTIVITIES                         (74,597)          --         --
                                                           ----------   ----------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments from a shareholder                                 1,180           --         --
  Proceeds from exercise of warrants                           20,772           --         --
  Proceeds (Repayments) from demand promissory notes          200,000           --    (47,676)
  Proceeds from Convertible promissory notes converted        200,500           --         --
  Proceeds from exercise of stock options                       5,500           --         --
  Proceeds from subscription of warrants                      525,680           --         --
  Proceeds from issuance of units /shares                   4,604,736      425,497         --
  Proceeds from capital lease obligation                       14,656           --         --
                                                           ----------   ----------   --------
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES            5,573,024      425,497    (47,676)
                                                           ----------   ----------   --------
EFFECT OF FOREIGN CURRENCY EXCHANGE
  RATE CHANGES                                                (43,610)     (44,013)    (1,429)
                                                           ----------   ----------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS FOR THE YEAR                                    889,565   (1,522,561)   (62,203)
  Cash and cash equivalents, beginning of year                     --    2,412,126     79,256
                                                           ----------   ----------   --------
CASH AND CASH EQUIVALENTS, END OF                             889,565      889,565     17,053
  QUARTER
                                                           ==========   ==========   ========
INCOME TAXES PAID                                                               --         --
                                                                        ==========   ========
INTEREST PAID                                                                   --      3,032
                                                                        ==========   ========

     See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Financial Statements of Changes in Stockholders' Equity From Inception to July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                       Deficit,
                                                                                     accumulated                    Accumulated
                               Number of      Common     Additional   Subscription    during the                       Other
                                 Common       Shares       Paid-in         for       exploration   Comprehensive   Comprehensive
                                 Shares       amount       Capital      warrants        stage      Income (loss)   Income (loss)
                                                $             $                          $               $               $
                               ---------   -----------   ----------   ------------   -----------   -------------   -------------
Issuance of Common shares      2,833,377      154,063           --           --              --            --              --
Issuance of warrants                  --           --        1,142           --              --            --              --
Foreign currency translation          --           --           --           --                           604             604
Net loss for the year                 --           --           --                     (124,783)     (124,783)             --
                               ---------     --------      -------     --------      ----------      --------         -------
Balance as of April 30, 2003   2,833,377      154,063        1,142                     (124,783)     (124,179)            604
                                                                                                     ========
Issuance of Common shares      1,435,410      256,657           --           --              --            --
Issuance of warrants                  --           --        2,855           --              --            --
Shares repurchased              (240,855)      (5,778)          --           --              --            --
Recapitalization pursuant to
  reverse acquisition          2,737,576     (404,265)     404,265           --              --            --
Issuance of Common shares      1,750,000          175      174,825           --              --            --
Issuance of Common shares
  for property payment           300,000           30      114,212           --              --            --
Foreign currency translation          --           --           --           --                       (12,796)        (12,796)
Net loss for the year                 --           --           --                     (442,906)     (442,906)             --
                               ---------     --------      -------     --------      ----------      --------         -------
Balance as of April 30, 2004   8,815,508          882      697,299                     (567,689)     (455,702)        (12,192)
                                                                                                     ========
Issuance of Common shares
  for property payment           133,333           13       99,987                           --            --
Issuance of common shares on
  Conversion of Convertible
  Promissory note                 76,204            8       57,144           --              --
Foreign currency translation          --           --           --                           --         9,717           9,717
Net loss for the year                 --           --           --                     (808,146)     (808,146)             --
                               ---------     --------      -------     --------      ----------      --------         -------
Balance as of April 30, 2005   9,025,045          903      854,430           --      (1,375,835)     (798,429)         (2,475)
                                                                                                     ========

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Financial Statements of Changes in Stockholders' Equity From Inception to July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                            Deficit,
                                                                                          accumulated                   Accumulated
                                         Number of   Common   Additional   Subscription    during the                      Other
                                           Common    Shares     Paid-in        for        exploration  Comprehensive   Comprehensive
                                           Shares    amount     Capital       warrants       stage     Income (loss)   Income (loss)
                                                        $          $                           $             $               $
                                         ---------   ------   ----------   ------------   -----------  -------------   -------------
Stock based compensation-
Directors and officers                                          216,416
Stock based compensation-consultants                              8,830
Issue of common shares and
  Warrants on retirement of
  Demand Promissory note                  369,215      37       203,031
Units issued to an outside company
  for professional services settlement     24,336       2        13,384
Units issued to an officer
  for professional services settlement     12,168       1         6,690
Issuance of common shares
  for professional services               150,000      15       130,485
Units issued to shareholder               490,909      49       269,951
Units issued to a director                149,867      15        82,412
Units issued to outside subscribers       200,000      20       109,980
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                         59,547       6        44,654
Issuance of common shares on
Exercise of warrants                       14,000       2        11,998
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                         76,525       8        57,386
Private placement of shares               150,000      15       151,485
Issuance of Common shares
  for property payment                    133,333      13        99,987
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                         34,306       4        25,905
Issuance of common shares on
Exercise of warrants                       10,000       1         8,771

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders' Equity
From Inception to July 31, 2006
(Amounts expressed in US Dollars)

                                                                                            Deficit,
                                                                                          accumulated
                                             Number of  Common  Additional  Subscription   during the       Other      Accumulated
                                              Common    Shares   Paid-in        for        exploration  Comprehensive  Comprehensive
                                              Shares    amount   Capital      warrants        stage     Income (loss)  Income (loss)
                                                          $        $             $              $             $              $
                                            ----------  ------  ----------  ------------  ------------  -------------  -------------
Issuance of common shares on
  Conversion of Convertible
  Promissory notes                             101,150      10     76,523
Issue of 400,000 Special Warrants net                                          371,680
Issue of 200,000 flow through warrants                                         154,000
Brokered private placement of shares- net    5,331,327     533  2,910,375
Brokered Private placement of flow through
Shares- net                                     25,000       2     13,310
Exercise of stock options                       10,000       1      5,499
Foreign currency translation                        --      --         --                                    (2,687)       (2,687)
Net loss for the year                               --      --                             (1,855,957)   (1,855,957)           --
                                            ----------   -----  ---------      -------     ----------    ----------        ------
Balance as of April 30, 2006                16,366,728   1,637  5,301,502      525,680     (3,231,792)   (1,858,644)       (5,162)
                                                                                                         ==========
Exercise of warrants                            10,000       1      8,986
Exercise of warrants                            45,045       5     40,445
Exercise of warrants                            16,000       2     14,278
Common shares issued for
Settlement of severance
  liability to ex-officer                      141,599      14    113,116
Exercise of warrants                            43,667       4     39,364
Exercise of warrants                            17,971       2     15,937
Exercise of warrants                            43,667       4     38,891
Exercise of warrants                            16,000       2     14,251
Exercise of warrants                           158,090      16    141,616
Issuance of Common shares
  for property payment                          43,166       4     53,841
Exercise of warrants                            64,120       6     57,863
Exercise of warrants                            61,171       6     53,818
Stock based compensation-
Directors and officers                                             85,323
Foreign currency translation                                                                                (43,935)      (43,935)
Net loss for the quarter                                                                   (1,428,727)   (1,428,727)
                                            ----------   -----   ---------     -------     ----------    ----------       -------
                                            17,027,224   1,703   5,979,231     525,680     (4,660,519)   (1,472,662)      (49,097)
                                            ----------   -----   ---------     -------     ----------    ----------       -------

      See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended April 30, 2007. Interim financial statements should be read in conjunction with the company's annual audited financial statements.

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

      Management has initiated plans to raise equity funding through the issuance of common shares including flow-through shares. The company was successful in raising funds (net) of approximately $4 million during the year ended April 30, 2006 which is expected to help the company meet its commitments and current requirements for project expenses and general and administrative expenses. The Company has also raised another $400,000 in the subsequent period (refer to note 12 (b)) In addition, the company's common shares were approved for listing and commenced trading on the Toronto Stock exchange. The listing of company's stock in both United States and Canada has expanded its investor base, as the company continues to explore sources of funding from both United States and Canada.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

4.    EXPLORATION TAX CREDIT RECEIVABLE

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

5.    SUBSCRIPTION FOR WARRANTS

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

6.    RESTRICTED CASH

      Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be cash or cash equivalents. As of July 31, 2006 and April 30, 2006, unexpended flow-through funds were $ Nil and $ 118,275 (CDN $132,230) respectively.

7.    RESTRICTED DEPOSITS

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

8.    OTHER LIABILITY

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

9.    STOCK BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on May 1, 2006 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of April 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. As a result of using this method, the consolidated financial statements for the year ended April 30, 2006 were not restated for the impact of stock-based compensation expense. Awards granted after April 30, 2006 are valued at fair value in accordance with the provisions of SFAS 123 (R) and recognized on a straight line basis over the service periods of each award.

      Had expense for the Company's stock- based compensation plans been determined based on the grant-date fair value for 2005, consistent with the provisions of SFAS 123 (R), the Company's reported and proforma net loss and net loss per share for the three months ended July 31, 2005 would be as follows:

                                                         Three Months Ended
                                                            July 31, 2005
                                                         ------------------
Net Loss-as reported                                          $(190,727)
Add: Stock-based compensation as expensed                     $  95,840
Proforma stock-based compensation expense-as
  If grant date fair value had been applied to all
  Stock -based payment awards                                 $ (95,840)
                                                              ---------
Net loss-proforma for stock based compensation expense        $(190,727)
                                                              ---------
Net loss per share-basic, as reported                         $   (0.02)
Net loss per share-basic, proforma for stock- based
  Compensation expense                                        $   (0.02)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

9.    STOCK BASED COMPENSATION-Cont'd

      As of July 31, 2006 there was $472,122 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the three months ended July 31, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the quarter ended July 31, 2006 was $ 85,323.

      No options were granted during the three months ended July 31, 2006 under the Company's stock-option plan.

10.   ISSUANCE OF COMMON SHARES AND WARRANTS

      On May 29, 2006 the Company issued 10,000 common shares for the exercise of 10,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $8,987 (CDN$10,000).

      On May 29, 2006 the Company issued 45,045 common shares for the exercise of 45,045 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $40,450 (CDN$45,045).

      On May 29,2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $14,280 (CDN$16,000).

      On May 30, 2006 the Company issued 141,599 common shares for the settlement of an accrued liability to an ex officer and director. The accrued severance amount of $113,130 (CDN$128,855) was converted to 141,599 common shares at $0.80 (CDN$0.91).

      On June 22, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.90 (CDN$1.00) from a warrant holder in consideration of $39,368 (CDN$43,667).

      On June 28, 2006 the Company issued 17,971 common shares for the exercise of 17,971 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $15,939 (CDN$17,971).

      On June 28, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $38,895 (CDN$43,667).

      On June 28, 2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $14,253 (CDN$16,000).

      On June 29, 2006 the Company issued 158,090 common shares for the exercise of 158,090 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $141,632 (CDN$158,090).

      On July 7, 2006 the Company issued 43,166 common shares in settlement of a property payment on the Mount Hinton property. The shares represent $53,845 (CDN$60,000) payment and were valued $1.25 (CDN$1.39) each.

      On July 7, 2006 the Company issued 64,120 common shares for the exercise of 64,120 warrants at $0.90 (CDN$1.00) from a warrant holder in consideration of $57,869 (CDN$64,120).

      On July 17, 2006 the Company issued 61,171 common shares for the exercise of 61,171 warrants at $0.88 (CDN$1.00) from a warrant holder in consideration of $53,824 (CDN$61,171).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

11.   COMMITMENTS AND CONTINGENCIES

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

            The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement   $ 19,693 (CDN$ 25,000) Paid
On July 7, 2003                              $ 59,078 (CDN$ 75,000) Paid
On July 7, 2004                              $118,157 (CDN$150,000) Paid
On January 2, 2006                           $125,313 (CDN$150,000) Paid
On July 7, 2006                              $134,512 (CDN$150,000) Paid
On July 7, 2007                              $132,556 (CDN$150,000)
On July 7, 2008                              $132,556 (CDN$150,000)
  TOTAL                                      $721,865 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03                       $  118,157 (CDN$  150,000) Incurred
July 7/03 to July 6/04                       $  196,928 (CDN$  250,000) Incurred
July 7/04 to July 6/05                       $  256,006 (CDN$  325,000) Incurred
July 7/05 to Dec. 31/06                      $  662,778 (CDN$  750,000) *
*Subsequently amended
Jan. 1/07 to Dec. 31/07                      $  883,704 (CDN$1,000,000)
Jan. 1/08 to Dec. 31/08                      $1,104,631 (CDN$1,250,000)
Jan.  1/09 to Dec. 31/09                     $1,325,557 (CDN$1,500,000)
   TOTAL                                     $4,547,761 (CDN$5,225,000)

* By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company is now allowed to defer the expenditure of approximately $309,000 to $353,000 (CDN $ 350,000 to CDN $400,000) until December 31, 2007.
All other Property Payments and Work Program expenditures due have been made and incurred.

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

      25% interest upon Work Program expenditures of $1,325,557 (CDN$1,500,000) 50% interest upon Work Program expenditures of $2,209,261 (CDN$2,500,000) 75% interest upon Work Program expenditures of $4,547,761 (CDN$5,225,000)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

11.   COMMITMENTS AND CONTINGENCIES-Cont'd

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

            The Hinton Option Agreement contemplates that upon the earlier of:
            (i) a production decision or (ii) investment of $4,547,761 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,418,522 (CDN$5,000,000).

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

            The Company has agreed to make subsequent payments under the Agreement of: (i) $88,370 (CDN$100,000) cash and an additional 133,334 common shares of the Company on or before December 12, 2006;
            (ii) $88,370 (CDN$100,000) cash on or before December 12, 2007; and
            (iii) $176,741 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $883,704 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

11.   COMMITMENTS AND CONTINGENCIES-Cont'd

      c) The company on June 21, 2006 entered into mutually renewable one year agreements with three consultants who will each provide the Company services relating to business promotion and development. These consultants will assist management in the preparation of financial offerings and assist in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States of America and Canada. Each of these three consultants will be compensated with the issue of 272,660 shares of restricted common stock, out of which 54,860 shares will be due and payable immediately on signing the respective agreements and the balance of 217,800 shares will be due and payable in 11equal monthly installments of 19,800 shares commencing August 1, 2006 and ending June 1, 2007. Either party can terminate the respective agreements with or without cause upon thirty (30) days written notice to the other party. The Company accrued consulting expenses of $210,663 for the quarter ended July 31, 2006 relating to the contractual commitment to issue 54,860 shares each to the three consultants. No shares were however issued as of July 31, 2006 but issued only subsequently (refer to subsequent event note 12)

      d) The company completed the sale of 400,000 special warrants on December 15, 2005. In the absence of a registration statement being declared effective within 181 days of the closing, the Company, effective June 15, 2006 was obligated to issue 4,000 common shares and 4,000 warrants to the accredited investor at no extra cost as a penalty. The Company has not yet issued any shares or warrants as of the end of the quarter.

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

12.   SUBSEQUENT EVENTS

      a. Amendment to Work Program expenditures relating to Mount Hinton Property Mining Claims:

            By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company is now allowed to defer the expenditure of approximately $309,000 to $353,000 (CDN $ 350,000 to CDN $400,000)
            until December 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

      b.    Subsequent issue of common shares and warrants:

            On August 22, 2006, the Company completed a private placement of 400,000 units where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company will pay a finders fee equal to 6% of the gross proceeds. The warrants have a two- year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. Closing of this placement requires approval from the Toronto Stock Exchange. Conditional approval was given by the Toronto Stock Exchange on August 29, 2006.

            On August 11, 2006 the company issued 817,980 restrictive shares to consultants in accordance with 11 (c) as above. Except 223,980 common shares which were in total earned by these consultants, the balance of 594,000 common shares are held in escrow to be released to each consultant in 10 monthly installments of 19,800 common shares commencing September 1, 2006.

            On September 7, 2006 the Company issued 24,000 shares to an officer upon exercising 24,000 vested stock options at US$.075 for a total of US$18,000.00.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION

                 FOR THE THREE MONTH PERIOD ENDED JULY 31, 2006

Discussion of Operations & Financial Condition
Three months ended July 31, 2006

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at July 31, 2006, we had accumulated losses of $4,660,519. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company's major endeavor over the quarter ended July 31, 2006 has been its exploration activities at the Marg Property and the Mount Hinton Property. As described below, the summer 2006 exploration program at the Mount Hinton Property had to be terminated prematurely due to the break down of drilling equipment at the site. The 2006 summer exploration program at the Marg property is ongoing and results are not yet available.

Having obtained material financing, we implemented exploration programs at both the Mount Hinton and Marg Properties.

SELECTED QUARTER INFORMATION

                                    July 31,    July 31,
                                      2006        2005
                                   ----------   --------
Revenues                                  Nil        Nil
Net Loss                           $1,428,727   $190,727
Loss per share-basic and diluted   $    (0.08)  $  (0.02)

                                     July 31,     April 30,
                                       2006         2006
                                    ----------   ----------
Total Assets                        $2,177,549   $2,842,553
Total Liabilities                   $  380,551   $  250,688
Cash dividends declared per share          Nil          Nil

The total assets for the quarter ended July 31, 2006 includes current assets of $2,100,397, a restricted deposit in the amount of $17,889 and capital assets in the amount of $59,263. For the year ended April 30, 2006, total assets included current assets of $2,643,248, restricted cash in the amount of $118,275, a restricted deposit of $17,889 and capital assets of $63,141. The significant decrease in current assets is due to expenditures for the exploration programs at the Marg Property site and the Mount Hinton Property site and general operating expenses of the Company.

Revenues

No revenue was generated by the Company's operations during the quarter ended July 31, 2006 and the quarter ended July 31, 2005.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

      (a) Stock-based Compensation

      Included in the operating expenses for the quarter ended July 31, 2006 is stock option compensation expense of $85,323 as compared to $95,840 in the quarter ended July 31, 2005. Stock-based compensation expense represents approximately 6 % of the total operating expense for the quarter ended July 31, 2006. The Stock based compensation expense has been calculated in accordance with generally accepted accounting principles in the United States, whereby the fair value of the stock options was determined at the time of grant of stock options to the Company's directors, officers and consultants, and expensed over the vesting term, in terms of the Black-Scholes option pricing model.

      (b) General and Administrative Expense

      Included in operating expenses for the quarter ended July 31, 2006 is general and administrative expense of $468,359, as compared with $92,050 for the quarter ended July 31, 2005. General and administrative expense represents approximately 33 % of the total operating expense for the quarter ended July 31, 2006 and approximately 48 % of the total operating expense for the quarter ended July 31, 2005. General and administrative expense increased by $376,309 in the current quarter, compared to the same quarter last year. The increase in this expense is mainly due to expensing the consulting fees payable amounting to $210,663 for the three new consultation contracts entered into during this quarter for assisting management with business promotion and development. Other increase relates to additional costs of compliance with the regulatory requirements of the Toronto Stock Exchange and the Ontario Securities Commission, and the increase in payroll and consulting fees.

      (c) Project Expense

      Included in operating expenses for the quarter ended July 31, 2006 is project expenses of $871,887 as compared with $2,594 for the quarter ended July 31, 2005. Project expense is the most significant expense and it represents approximately 61% of the total operating expense for the quarter ended July 31, 2006. Project expense increased by $869,293 in the current quarter, as compared to the same quarter of last year. The increase in this expense is mainly due to the fact that drilling programs in the Yukon Territory of Canada can only be conducted during the summer months and the Company had cash available to undertake more extensive exploration programs. During the quarter ended July 31, 2006, the Company also made a property payment of $134,512 (CDN $150,000) to the Hinton Syndicate, which was paid partly in cash and partly by the issue of 43,166 common shares.

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

During the summer of 2006, we undertook an exploration program to delineate the vertical and lateral extent of some of the known vein structures at the site utilizing a new and improved reverse circulation drill and to carry out the geochemical surveys, prospecting and trenching that would help identify additional mineralized targets for future drilling and exploration programs. A second objective of the summer 2006 exploration program was to determine whether it would be more effective and feasible to evaluate the deposits by diamond drilling from an underground adit/ramp and where best to locate this underground development if feasible.

The 2006 summer program commenced on July 5, 2006 and was terminated on August 20, 2006 due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment. Prior to termination of the program, over 3000 soil samples were taken to identify potentially mineralized targets in unexplored areas of the property but generally in the headwaters of successful placer mining operations. In addition, at least six new veins were exposed or partially exposed by road construction during this year's program. New road construction totaling 3.2 km creates direct access to new surface drill sites and to a potential portal site from which underground development and diamond drilling is being considered for next year.

Following termination of the summer 2006 exploration program, by letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditures scheduled to be incurred by December 31, 2006. As a result, the Company was allowed to defer the expenditure of approximately $309,000 to $353,000 (CDN$350,000 to CDN$400,000) until December 31, 2007. With respect to the Option agreement between Yukon Gold and the Hinton Syndicate, Yukon Gold will earn a 75% interest in the property by making property payments of $721,865 (CDN $ 850,000) and spending $4,547,761 (CDN $ 5,225,000) on the property. Having received permission from the Hinton Syndicate to move the unused portion of the summer 2006 work program commitment to the 2007 summer work program the Company is up to date with its financial commitments with respect to the Mount Hinton Property.

The Company plans to resume its drilling program in the summer of 2007. Depending on the results and success of the 2007 program and Yukon Gold's ability to raise sufficient funds, a decision will be made in late 2007, as to which of the following programs are warranted. The options are as follows:

      1. Continue drilling to further evaluate the known vein systems as well as other targets that may have resulted from the 2006 geochemical surveys and prospecting program, or

      2. Develop an underground ramp from which diamond drilling and underground testing of some of the vein systems can be carried out, or

      3. Convert to a Joint Venture arrangement with the Hinton Syndicate as provided in the Hinton Syndicate Agreement whereby Yukon Gold would retain a 25% interest in the property having met the expenditure of $1,325,557 (CDN$1,500,000) in work programs on the Mount Hinton Property. Yukon Gold must spend $883,704 (CDN$1,000,000) in 2007 plus the deferred expenditures of approximately $309,000 to $353,000 (CDN $350,000 to CDN$400,000) as referred to above, in order to meet its work obligation under the Mount Hinton Agreement, unless it elects to convert to the joint venture arrangement.

Exploration at Marg Property

During the summer of 2006, we also undertook an exploration program at the Marg Property to extend the currently known resources toward a target of 9 to 10 million tons, which we believe to be the required threshold to proceed with the next stage of exploration, which includes an extensive feasibility study. This stage is sometimes referred to as the "Feasibility Stage." If a feasibility study is warranted, we will engage a consultant to determine whether the resource is economically able to support a mining operation. Currently there is an estimated 5.5 million tons of indicated and inferred resources outlined on the property. Some of the budgeted drilling was to be used to convert some resources categorized as "inferred" to resources categorized as "indicated" resources. So called "indicated" resources are better identified and quantified based upon industry standards of measurement. A total of $1,546,483 (CDN$1,750,000) has been budgeted to meet these objectives in 2006.

The program is made up of the following components and budgeted expenditures:

                                          $US         $CDN
                                      ----------   ----------
o   4400 metres of diamond drilling   $  685,755   $  776,000
o   Geological support services       $  267,762   $  303,000
o   Airborne geophysical survey       $  132,556   $  150,000
o   Helicopter support                $  168,788   $  191,000
o   Field support and management      $  291,622   $  330,000
                                      ----------   -----------
                                      $1,546,483   $1,750,000

On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Marg Property totaling $1,674,866 (CDN$1,872,500) for the 2006 Work Program. On May 15, 2006 the Company paid $199,016 (CDN$222,500) to the contractor, on June 1, 2006 the Company paid $536,673 (CDN$600,000) to the contractor, and on July 20, 2006 the Company paid $357,782 (CDN$400,000) to the contractor - the first three of the five cash call payments. The fourth payment of $357,782 (CDN$400,000) was paid on August 20, 2006 and the fifth payment of $223,613 (CDN$250,000) is due on September 20, 2006.

The 2006 summer exploration program at the Marg property is ongoing and results are not yet available. When results become available, we hope to be able to determine the near surface lateral extent of the ore zones and, to a lesser extent, their possible extension to depth. Most of the new resources would be classified as "inferred" and the next programs will be designed to confirm those resources into the "indicated" category. If, at this point, sufficient resources are indicated (9-10 million tons at current resource grades) an underground program would also be fast tracked to confirm the continuity and grades of the ore zones, evaluate potential mining methods and collect bulk samples of the ore for metallurgical and environmental testing. A winter road to mobilize the underground contractor's mining equipment, plant and camp would be established, we project in early 2007. If warranted, the underground program would be carried out during the summer of 2007 followed by a definitive feasibility study to be completed by the end of the first quarter of 2008.

Should the 2006 summer exploration program not succeed in increasing the resource to 9 to 10 million tons along strike, we believe there still exists good potential to expand the Marg Property resources to depth and down plunge to the west. Additionally, there are other untested showings identified as the Jane and Leyla on the Marg Property which have high geochemical responses and warrant follow-up drilling.

We note that the current high exploration activity in the Yukon Territory and elsewhere has caused a high demand for mining personnel, including diamond drillers, which may cause a significant delay in the progress of these programs and their milestones. To date, the programs at the Marg Property have been delayed by about one month due to the shortage of drillers.

Liquidity And Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

                                                July 31,     July 31,
                                                  2006         2005
                                               ----------   ---------
Cash and cash equivalent                       $  889,565   $  79,256
Working capital (deficiency)                   $1,730,932   $(618,881)
Cash used in operating activities              $1,904,045   $  13,098
Cash used in investing activities              $      nil   $     nil
Cash provided (used) in financing activities   $  425,497   $ (47,676)

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

Contractual Obligations and Commercial Commitments

In addition to the contractual obligations and commitments of the Company to acquire its mineral properties as described in Note 11 to our Financial Statements included with this report, the company has additional commitments for its office lease and to pay minimum lease payments under its capital lease. Refer to our annual financial statements for April 30, 2006 for future obligation payments.

Flow-Through Share Subscription

The Company entered into "flow-through" share subscription agreements during the year ended April 30, 2006 pursuant to which we committed to incur on or before December 31, 2006, a total of $198,750 of qualifying Canadian exploration expenses as described in the Income Tax Act of Canada. The Company has assigned to the holders of the "flow through" shares tax credits for such exploration expenses. As of July 31, 2006 the Company had incurred this expenditure.

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

SFAS NO. 123R- In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which revised FAS 123 "Accounting for Stock-Based Compensation". FAS 123R requires measurement and recognition of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Implementation is required as of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business issuers. Management has complied with this statement at the scheduled effective date commencing May 1, 2006.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

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

                             CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the June 30, 2006. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the year end, the Company's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

3. OUR STOCK PRICE WILL BE HEAVILY INFLUENCED BY THE RESULTS OF DRILLING TESTS THAT ARE BEING CONDUCTED IN THE YUKON TERRITORY IN THE SUMMER OF 2006.

We cannot predict the results of the drilling tests that are being conducted in the summer of 2006. The results of these tests will heavily influence our decisions on further exploration at the Marg Property and the Mount Hinton Property and are likely to affect the trading price of our stock.

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

ITEM  2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

      ISSUANCE OF COMMON SHARES AND WARRANTS

            On May 29, 2006 the Company issued 10,000 common shares for the exercise of 10,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $8,987 (CDN$10,000).

            On May 29, 2006 the Company issued 45,045 common shares for the exercise of 45,045 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $40,450 (CDN$45,045).

            On May 29,2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $14,280 (CDN$16,000).

            On May 30, 2006 the Company issued 141,599 common shares for the settlement of an accrued liability to an ex officer and director. The accrued severance amount of $113,130 (CDN$128,855) was converted to 141,599 common shares at $0.80 (CDN$0.91).

            On June 22, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.90 (CDN$1.00) from a warrant holder in consideration of $39,368 (CDN$43,667).

            On June 28, 2006 the Company issued 17,971 common shares for the exercise of 17,971 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $15,939 (CDN$17,971).

            On June 28, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $38,895 (CDN$43,667).

            On June 28, 2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $14,253 (CDN$16,000).

            On June 29, 2006 the Company issued 158,090 common shares for the exercise of 158,090 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $141,632 (CDN$158,090).

            On July 7, 2006 the Company issued 43,166 common shares in settlement of a property payment on the Mount Hinton property. The shares represent $53,845 (CDN$60,000) payment and were valued $1.25 (CDN$1.39) each.

            On July 7, 2006 the Company issued 64,120 common shares for the exercise of 64,120 warrants at $0.90 (CDN$1.00) from a warrant holder in consideration of $57,869 (CDN$64,120).

            On July 17, 2006 the Company issued 61,171 common shares for the exercise of 61,171 warrants at $0.88 (CDN$1.00) from a warrant holder in consideration of $53,824 (CDN$61,171).

Subsequent Issuance of Securities

On August 22, 2006, the Company completed a private placement of 400,000 units where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company will pay a finders fee equal to 6% of the gross proceeds. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. Closing of this placement requires Toronto Stock Exchange approval. Conditional approval was given by the Toronto Stock Exchange on August 29, 2006.

On August 11, 2006 the Company issued 817,980 restrictive shares to consultants in accordance with 11 (c) as noted on the Condensed Notes to Interim Consolidated Financial Statements July 31, 2006 included with this report. Except 223,980 common shares which were in total earned by these consultants, the balance of 594,000 common shares are held in escrow to be released to each consultant in 10 monthly installments of 19,800 common shares commencing September 1, 2006.

On September 7, 2006 the Company issued 24,000 shares to an officer upon exercising 24,000 vested stock options at US$.075 for a total of US$18,000.00.

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


Dated: September 13, 2006                /s/ Howard Barth
                                         ---------------------------------------
                                         Howard Barth, President, CEO and
                                         Director