Form 10QSB
period 2006-10-31
YUKON GOLD CORP INC
filed 2006-12-15
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

YES ☒	NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of October 31, 2006
Common Shares $ .0001 par value	18,819,204

YUKON GOLD CORPORATION, INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

(Amounts expressed in US Dollars)
(Unaudited)

YUKON GOLD CORPORATION, INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2006

(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No
Interim Consolidated Balance Sheets as of October 31, 2006 and April 30, 2006	1-2

Interim Consolidated Statements of Operations for the six months and three months
ended October 31, 2006 and October 31, 2005	3

Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2006
and October 31, 2005	4

Interim Consolidated Statements of Changes in Stockholders’ Equity
for the six months ended October 31, 2006 and the year ended April 30, 2006	5-7

Condensed Notes to Interim Consolidated Financial Statements	8-12

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at October 31, 2006 and April 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

ASSETS

	October 31, 2006	April 30, 2006
	$	$

CURRENT ASSETS
Cash and cash equivalents	963,382	2,412,126
Prepaid expenses and other	777,296	77,977
Exploration Tax Credit Receivable	153,145	153,145
	1,893,823	2,643,248
RESTRICTED CASH (Note 6)	-	118,275
RESTRICTED DEPOSIT (Note 7)	17,889	17,889
PROPERTY, PLANT AND EQUIPMENT	58,006	63,141
	1,969,718	2,842,553

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Paul A. Gorman
Paul A. Gorman, Director

/s/ J.L. Guerra, Jr.
J.L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at October 31, 2006 and April 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

LIABILITIES

	October 31, 2006	April 30, 2006
	$	$
CURRENT LIABILITIES
Accounts payable and accrued liabilities	184,113	232,282
Other Liability	3,750	3,750
Current Portion of:
Obligation under Capital Leases	2,772	2,792

Total Current Liabilities	190,635	238,824

Long -Term Portion of:
Obligation under Capital Lease	10,395	11,864
TOTAL LIABILITIES	201,030	250,688

SHAREHOLDERS’ EQUITY

CAPITAL STOCK	1,834	1,637

ADDITIONAL PAID-IN CAPITAL	7,384,160	5,301,502

SUBSCRIPTION FOR WARRANTS (Note 5)	525,680	525,680

ACCUMULATED OTHER COMPREHENSIVE LOSS	(46,009)	(5,162)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(6,096,977)	(3,231,792)

	1,768,688	2,591,865

	1,969,718	2,842,553

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the six months and three months ended October 31, 2006 and October 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative since inception	For the six months ended October 31, 2006	For the six months ended October 31, 2005	For the three months ended October 31, 2006	For the three months ended October 31, 2005
	$	$	$	$	$

REVENUE	-	-	-	-	-

OPERATING EXPENSES

Stock-based compensation	395,892	170,646	100,100	85,323	4,260
General and administration	2,389,056	992,378	270,850	524,019	178,800
Project expenses	3,605,318	1,695,854	250,521	823,967	247,927
Exploration Tax Credit	(284,703)	-	-	-	-
Amortization	11,510	6,307	496	3,149	253
Loss on sale/disposal of capital assets	5,904	-	-	-	-

TOTAL OPERATING EXPENSES	6,122,977	2,865,185	621,967	1,436,458	431,240

LOSS BEFORE INCOME TAXES	(6,122,977)	(2,865,185)	(621,967)	(1,436,458)	(431,240)

Income taxes	26,000	-	-	-	-

NET LOSS	(6,096,977)	(2,865,185)	(621,967)	(1,436,458)	(431,240)

Loss per share - basic and diluted		(0.17)	(0.06)	(0.08)	(0.04)

Weighted average common shares outstanding		17,151,588	9,511,868	17,646,550	9,998,691

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the six months ended October 31, 2006 and October 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative since inception	For the six months ended October 31, 2006	For the six months ended October 31, 2005
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(6,096,977)	(2,865,185)	(621,967)
Items not requiring an outlay of cash:
Amortization	11,510	6,307	496
Loss on sale/disposal of capital assets	5,904	-	-
Shares issued for property payment	368,087	53,845	-
Common shares issued for
Settlement of severance liability to ex-officer	113,130	113,130	-
Stock-based compensation	395,892	170,646	100,100
Issue of shares for professional services	569,259	438,759	65,250
Issue of units against settlement of debts	20,077	-	20,077
Decrease (Increase) in prepaid expenses and deposits	(776,139)	(699,319)	(153,324)
Increase in exploration tax credit receivable	(153,145)	-	72,203
Increase (Decrease) in accounts payable and accrued liabilities	183,623	(48,169)	145,299

Decrease in restricted cash	-	118,275	-
Increase in restricted deposit	(17,889)	-	-
Increase in other liabilities	3,750	-	-

NET CASH USED IN OPERATING ACTIVITIES	(5,372,918)	(2,711,711)	(371,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(76,034)	(1,437)	(549)

NET CASH USED IN INVESTING ACTIVITIES	(76,034)	(1,437)	(549)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds from exercise of warrants	20,772	-	12,000
Proceeds (Repayments) from demand promissory notes	200,000	-	(47,676)
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from exercise of stock options	23,500	18,000	-
Proceeds from subscription of warrants	951,177	425,497	-
Proceeds from issuance of units /shares-net	5,042,217	862,978	462,427
Proceeds (Repayments) from capital lease obligation	13,167	(1,489)	-

NET CASH PROVIDED/ (USED) BY FINANCING ACTIVITIES	6,452,513	1,304,986	426,751

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(40,179)	(40,582)	(2,867)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FOR THE YEAR	963,382	(1,448,744)	51,469

Cash and cash equivalents, beginning of year	-	2,412,126	79,256

CASH AND CASH EQUIVALENTS, END OF PERIOD	963,382	963,382	130,725

INCOME TAXES PAID		-	-

INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception to October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Number of Common Shares	Common Shares amount	Additional Paid-in Capital	Subscription for warrants	Deficit, accumulated during the exploration stage	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)
		$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-	(124,783)	(124,783)	-	-

Balance as of April 30, 2003	2,833,377	154,063	1,142		(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to
reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares
for property payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-		(12,796)	(12,796)
Net loss for the year	-	-	-		(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299		(567,689)	(455,702)	(12,192)

Issuance of Common shares
for property payment	133,333	13	99,987		-	-
Issuance of common shares on
Conversion of Convertible Promissory note	76,204	8	57,144		-	-
Foreign currency translation	-	-	-		-	9,717	9,717
Net loss for the year	-	-	-		(808,146)	(808,146)	-

Balance as of April 30, 2005	9,025,045	903	854,430	-	(1,375,835)	(798,429)	(2,475)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception to October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Number of Common Shares	Common Shares amount	Additional Paid-in Capital	Subscription for warrants	Deficit, accumulated during the exploration stage	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)
		$	$	$	$	$	$
Stock based compensation-
Directors and officers			216,416
Stock based compensation-consultants			8,830
Issue of common shares and
Warrants on retirement of
Demand Promissory note	369,215	37	203,031
Units issued to an outside company
for professional services settlement	24,336	2	13,384
Units issued to an officer
for professional services settlement	12,168	1	6,690
Issuance of common shares
for professional services	150,000	15	130,485
Units issued to shareholder	490,909	49	269,951
Units issued to a director	149,867	15	82,412
Units issued to outside subscribers	200,000	20	109,980
Issuance of common shares on
Conversion of Convertible
Promissory notes	59,547	6	44,654
Issuance of common shares on
Exercise of warrants	14,000	2	11,998
Issuance of common shares on
Conversion of Convertible
Promissory notes	76,525	8	57,386
Private placement of shares	150,000	15	151,485
Issuance of Common shares
for property payment	133,333	13	99,987
Issuance of common shares on
Conversion of Convertible
Promissory notes	34,306	4	25,905
Issuance of common shares on
Exercise of warrants	10,000	1	8,771

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
From Inception to October 31, 2006
(Amounts expressed in US Dollars)

	Number of Common Shares	Common Shares amount	Additional Paid-in Capital	Subscription for warrants	Deficit, accumulated during the exploration stage	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)
		$	$	$	$	$	$
Issuance of common shares on
Conversion of Convertible
Promissory notes	101,150	10	76,523
Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	5,331,327	533	2,910,375
Brokered Private placement of flow through
Shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	-	-	-			(2,687)	(2,687)
Net loss for the year	-	-			(1,855,957)	(1,855,957)	-

Balance as of April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for
Settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issuance of Common shares
for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares
for professional services	342,780	34	438,725
Brokered private placement of units- net	400,000	40	363,960
Brokered private placement of units- net	550,000	55	498,923
Stock based compensation-
Directors and officers			170,646
Foreign currency translation						(40,847)	(40,847)
Net loss for the period					(2,865,185)	(2,865,185)
Balance as of October 31, 2006 (see note 10)	18,344,004	1,834	7,384,160	525,680	(6,096,977)	(2,906,032)	(46,009)

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended April 30, 2007. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

The interim consolidated financial statements include the accounts of Yukon Gold Corporation, Inc. (the “Company”) and its wholly owned subsidiary Yukon Gold Corp. (“YGC”). All material inter-company accounts and transactions have been eliminated.

2.	GOING CONCERN

The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration and development of its properties. Because of continuing operating losses, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for ore reserves and develop those it has on its mining claims. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation.

Management has initiated plans to raise equity funding through the issuance of common shares including flow-through shares. The Company was successful in raising funds (net) of approximately $4 million during the year ended April 30, 2006 which is expected to help the Company meet its commitments and current requirements for project expenses and general and administrative expenses. The Company has also raised (net) approximately $1.3 million during the six months ended October 31, 2006. The Company’s common shares are listed on the Toronto Stock exchange and included on the Over-The-Counter Bulletin Board maintained by NASDAQ in the United States. The trading of the Company’s stock in both United States and Canada has expanded its investor base, as the Company continues to explore sources of funding from both United States and Canada.

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
October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

4.	EXPLORATION TAX CREDIT RECEIVABLE

The Company has a claim to the Yukon exploration tax credit, since it maintains a permanent establishment in the Yukon Territory and has incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company’s expectation of receiving this credit of $153,145 (CDN$171,216) is based on the history of receiving past credits. The Company is filing tax returns to claim this credit.

5.	SUBSCRIPTION FOR WARRANTS

a)
On December 15, 2005 the Company completed the sale of 400,000 Special Warrants using the services of an agent at a subscription price of $1.01 per Warrant to an accredited investor for $404,000. Each Special Warrant entitles its holder to acquire one common share of the Company and one common share purchase warrant at no additional cost. Each share purchase warrant entitles the holder to purchase one common share in the capital of the Company at a price of $1.00 per warrant share for a period of one year following the closing date.

Special Warrants may not be exercised until the earlier of: (i) the Qualification Time (as defined below), or (ii) the date which is 181 days from the Closing Date of the sale of the Special Warrants (the “Expiry Time”). All special warrants will be automatically exercised without any further action on the part of the holder at 4:30 p.m. (Toronto Time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Corporation under the Securities Act of 1933 as amended has been declared effective with respect to the distribution of the Common Shares and Warrants issuable upon exercise of the Special Warrants (the “Qualification Time”) or (ii) the Expiry Time. If by 4:30 p.m. (Toronto time) on the date which is 180 days from the closing date such registration statement has not been declared effective, the holders of the Special Warrants shall thereafter be entitled to receive, upon the exercise or deemed exercise of the Special Warrants, 1.1 common shares and 1.1 warrants for each Special Warrant then held by such holder (in lieu of one common share and one warrant otherwise receivable) at no additional cost. (See also note 11c)

The agent received $32,320 in commission as well as 32,320 warrants. Each warrant is exercisable for one common share at $ 1.00 until December 15, 2006 with a fair value of $9,995.

b)
On December 30, 2005 the Company completed the sale of 200,000 Flow-Through Special Warrants (“Special Warrants”) to National Bank Trust Inc. for the account of a Canadian accredited investor, for $180,000 (CDN$205,020). Each Special Warrant entitles the Holder to acquire one flow-through common share of the Company (“Flow-Through Shares”) at no additional cost.

The term “Flow-Through Shares” is significant for tax purposes in Canada because it enables the issuer to allocate certain exploration tax credit to the holders of such shares. As all Canadian Exploration expenses are incurred by the Company’s 100% owned Canadian subsidiary, which conducts mining explorations in the Yukon Territory of Canada, for Canadian tax purposes, a similar Flow-Through subscription agreement was executed between the Company and its 100% Canadian subsidiary. The effective date of renunciation for Canadian Exploration expenses is December 31, 2005, which as per Canadian tax regulations requires the Canadian subsidiary to incur eligible Canadian exploration expenses for the entire subscription amount of $180,000 (CDN $205,020) on or before December 31, 2006. The Company must renounce such eligible expenses to the Canadian accredited investors. The Company renounced such eligible expenses to the investors in March of 2006. These Special Warrants may be exercised at any time but will automatically be exercised on the earlier of: (i) the Qualification Time (as defined below), or (ii) the date which is 181 days from the date of the Special Warrant Certificate (December 30, 2005), or such later date as may be agreed upon between the Company and holder of the Special Warrants (the “Expiry Time”). All Special Warrants will be automatically exercised without any further action by the holder at 4:30 p.m. (Toronto time) on the earlier of: (i) the fifth business day after the date upon which a registration statement to be filed by the Company under the Securities Act of 1933, as amended (the “Securities Act”), has been declared effective by the Securities and Exchange Commission (the “SEC”) with respect to the distribution of the Flow-Through Shares issuable upon exercise of the Special Warrants (the “Qualification Time”) or (ii) the Expiry Time.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

6.	RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be cash or cash equivalents. As of October 31, 2006 and April 30, 2006, unexpended flow-through funds were $ Nil and $ 118,275 (CDN $132,230) respectively.

7.	RESTRICTED DEPOSITS

The Company has a term deposit of $17,889 (CDN$20,000) with a Canadian financial institution which earns interest at 2.5% per annum and matures on April 26, 2007. This deposit has been assigned to the financial institution to enable the financial institution to issue an Irrevocable Letter of Credit to The First Nation of Na Cho Nyak Dun (“NND”) which exercises certain powers over land use and environment protection within the Yukon Territory of Canada. The Company required access to move heavy equipment over the land controlled by NND and therefore posted this security bond so that if the Company fails to comply with reclamation requirements, then the security bond will be available to NND to complete the work or may form part of the compensation package.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on May 1, 2006 using the “modified prospective” application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of April 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. As a result of using this method, the consolidated financial statements for the year ended April 30, 2006 were not restated for the impact of stock-based compensation expense. Awards granted after April 30, 2006 are valued at fair value in accordance with the provisions of SFAS 123 (R) and recognized on a straight line basis over the service periods of each award. Had expense for the Company’s stock- based compensation plans been determined based on the grant-date fair value for 2005, consistent with the provisions of SFAS 123 (R), the Company’s reported and proforma net loss and net loss per share for the three and six months ended October 31, 2005 would be as follows:

	Three Months Ended	Six Months Ended
	October 31, 2005	October 31, 2005
	$	$
Net Loss-as reported	(431,240)	(621,967)
Add: Stock-based compensation as expensed	4,260	100,100
Proforma stock-based compensation expense-as
If grant date fair value had been applied to all
Stock -based payment awards	(4,260)	(100,100)
Net loss-pro forma for stock based compensation expense	(431,240)	(621,967)
Net loss per share-basic, as reported	(0.04)	(0.06)
Net loss per share-basic, proforma for stock- based
Compensation expense	(0.04)	(0.06)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

9.	STOCK BASED COMPENSATION-Cont’d

As of October 31, 2006 there was $386,799 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the six months ended October 31, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the six month period ended October 31, 2006 was $ 170,646.

No options were granted during the six months ended October 31, 2006 under the Company’s stock-option plan.

10.	ISSUANCE OF COMMON SHARES AND WARRANTS

Three months ended July 31, 2006

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

10.	ISSUANCE OF COMMON SHARES AND WARRANTS-Cont’d

Three months ended October 31, 2006

On August 11, 2006 the Company issued 817,980 restrictive shares in total to three consultants for services relating to business promotion and development. These consultants will assist management in the preparation of financial offerings and assist in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States of America and Canada. Except 342,780 common shares which were in total earned by these consultants as of October 31, 2006, the balance of 475,200 common shares are held in escrow to be released to each consultant in 8 monthly installments of 19,800 common shares commencing November 1, 2006.

On September 7, 2006 the Company issued 24,000 shares to an officer upon exercising 24,000 vested stock options at US$.075 for a total of US$18,000.

On October 3, 2006, the Company completed a brokered private placement and issued 400,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company paid a finders fee of 6% and reimbursed expenses for 3% of the total consideration. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term.

On October 3, 2006, the Company completed another brokered private placement and issued 550,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $550,000. The Company paid a finders fee of $33,000 and reimbursed expenses for $18,022 (CDN $20,000). The warrants have a two- year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term.

11.	COMMITMENTS AND CONTINGENCIES

(a)	Mount Hinton Property Mining Claims

On July 7, 2002 Yukon Gold Corp. (“YGC”) entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. This agreement was replaced with a revised and amended agreement (the “Hinton Option Agreement”) dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement is between the Company, its wholly owned subsidiary YGC and the Hinton Syndicate.

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below.

The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$19,693 (CDN$ 25,000	) Paid
On July 7, 2003	$59,078 (CDN$ 75,000	) Paid
On July 7, 2004	$118,157 (CDN$ 150,000	) Paid
On January 2, 2006	$125,313 (CDN$ 150,000	) Paid
On July 7, 2006	$134,512 (CDN$ 150,000	) Paid
On July 7, 2007	$133,559 (CDN$ 150,000)
On July 7, 2008	$133,559 (CDN$ 150,000)

TOTAL	$723,871 (CDN$850,000)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

11.	COMMITMENTS AND CONTINGENCIES - Cont’d.

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$118,157 (CDN$ 150,000	) Incurred
July 7/03 to July 6/04	$196,928 (CDN$ 250,000	) Incurred
July 7/04 to July 6/05	$256,006 (CDN$ 325,000	) Incurred
July 7/05 to Dec. 31/06	$667,795 (CDN$ 750,000	) *Amended
Jan. 1/07 to Dec. 31/07	$890,392 (CDN$ 1,000,000)
Jan. 1/08 to Dec. 31/08	$1,112,990 (CDN$ 1,250,000)
Jan. 1/09 to Dec. 31/09	$1,335,589 (CDN$ 1,500,000)

TOTAL	$4,577,857 (CDN$5,225,000)

* By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company is now allowed to defer the expenditure of approximately $245,000 to $267,000(CDN $ 275,000 to CDN $300,000) until December 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon Work Program expenditures of $1,335,589 (CDN$1,500,000)
50% interest upon Work Program expenditures of $2,225,981 (CDN$2,500,000)
75% interest upon Work Program expenditures of $4,577,857 (CDN$5,225,000)

In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement. Section 2.2(a) of the Hinton Option Agreement defines the term, “incurred” as follows: “Costs shall be deemed to have been “incurred” when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur.” Consequently, the term, “incurred” includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006. This provision was met on May 15, 2006.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,577,857 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC’s relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,451,963 (CDN$5,000,000).

The Hinton Option Agreement provides that the Hinton Syndicate receive a 2% “net smelter return royalty.” In the event that the Company exercises its option to buy-out the remaining 25% interest of the Hinton Syndicate (which is only possible if the Company has reached a 75% interest, as described above) then the "net smelter return royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The “net smelter return royalty” is a percentage of the gross revenue received from the sale of the ore produced from the mine less certain permitted expenses.

The Hinton Option Agreement entitles the Hinton Syndicate to recommend for appointment one member to the board of directors of the Company.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

11.	COMMITMENTS AND CONTINGENCIES-Cont’d

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

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement (“Agreement”) with Atna Resources Ltd. (“Atna”). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Agreement for $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005;

The Company has agreed to make subsequent payments under the Agreement of: (i) $89,039 (CDN$100,000) cash and an additional 133,334 common shares of the Company on or before December 12, 2006; (ii) $89,039 (CDN$100,000) cash on or before December 12, 2007; and (iii) $178,078 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $890,392 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

c)
The Company completed the sale of 400,000 Special Warrants on December 15, 2005 as described in note 5a). In the absence of a registration statement being declared effective within 181 days of the closing, the Company, effective June 15, 2006 was obligated to issue 4,000 common shares and 4,000 warrants to the accredited investor at no extra cost as a penalty. The Company has not yet issued any shares or warrants as of October 31, 2006.

d)
On March 21, 2006 the Company entered into a consulting agreement with a consultant (the “Consultant”). As per terms of the agreement, the Consultant will provide to the Company market and financial advice and expertise as may be necessary relating to the manner of offering and pricing of securities. The agreement is for a period of twelve months commencing the day of trading of the Company’s stock on the Toronto Stock Exchange (April 19, 2006). The Consultant will be compensated a fee equal to 240,000 restricted common shares of the Company with a fair value of $196,800 and will receive these shares on a monthly basis. Each party can cancel the agreement on 30 days notice. The Company has not issued any common shares as yet, but is accruing the expense on a monthly basis. The Company has cancelled the agreement as of November 30, 2006.

12.	CHANGES IN DIRECTORS AND MANAGEMENT

As of October 24, 2006, Mr.Paul Gorman became the Chief Executive Officer of the Company following the resignation of Mr. Howard Barth as Chief Executive Officer and President. Mr. Barth continues as a Director of the Company. Prior to becoming the Company’s Chief Executive Officer, Mr. Gorman was the Company’s Vice President -Corporate Development.

13.	SUBSEQUENT EVENTS

Subsequent to the quarter, the Board adopted, subject to the shareholders and regulatory approval, the 2006 Stock Option Plan. The Board also approved, subject to the shareholders and regulatory approval, the extension of 2,064,000 options held by all current officers, directors, consultants and employees and the adding of an additional 2,000,000 common shares of stock to the 2006 Stock Option Plan.

The Company entered into an agreement with Northern Securities Inc. to act as agent in a best efforts private placement offering of up to $ 6 million of securities through the sale of special warrants convertible into flow through units and common shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND SIX MONTH PERIOD ENDED OCTOBER 31, 2006

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at October 31, 2006, we had accumulated losses of $6,096,977. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the quarter ended October 31, 2006 has been its exploration activities at the Marg Property and the Mount Hinton Property. As described below, the summer 2006 exploration program at the Mount Hinton Property had to be terminated prematurely due to the break down of drilling equipment at the site. The 2006 summer exploration program at the Marg property is ongoing and results are not yet available.

Having obtained material financing, we implemented exploration programs at both the Mount Hinton and Marg Properties.

SELECTED INFORMATION

	Three months ended	Three months ended
	October 31, 2006	October 31, 2005

Revenues	Nil	Nil
Net Loss	$1,436,458	$431,240
Loss per share-basic and diluted	$(0.08)	$(0.04)

	Six months ended	Six months ended
	October 31, 2006	October 31, 2005

Revenues	Nil	Nil
Net Loss	$2,865,185	$621,967
Loss per share-basic and diluted	$(0.17)	$(0.06)

	As at	As at
	October 31, 2006	April 30, 2006

Total Assets	$1,969,718	$2,842,553
Total Liabilities	$201,030	$250,688
Cash dividends declared per share	Nil	Nil

The total assets for the six month ended October 31, 2006 includes current assets of $1,893,823, a restricted deposit in the amount of $17,889 and capital assets in the amount of $58,006. For the year ended April 30, 2006, total assets included current assets of $2,643,248, restricted cash in the amount of $118,275, a restricted deposit of $17,889 and capital assets of $63,141. The significant decrease in current assets is due to expenditures for the exploration programs at the Marg Property site and the Mount Hinton Property site and general operating expenses of the Company.

Revenues

No revenue was generated by the Company’s operations during the quarter and six month periods ended October 31, 2006 and October 31, 2005.

Net Loss

The Company’s expenses are reflected in the Consolidated Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) Stock-based Compensation

Included in the operating expenses for the quarter ended October 31, 2006 is stock option compensation expense of $85,323 as compared to $4,260 in the quarter ended October 31, 2005. During the six month period ended October 31, 2006, the stock option compensation expense was $170,646 as compared to $100,100 for the six month period ended October 31, 2005. Stock-based compensation expense represents approximately 6 % of the total operating expense for the quarter and six month period ended October 31, 2006. The Stock based compensation expense has been calculated in accordance with generally accepted accounting principles in the United States, whereby the fair value of the stock options was determined at the time of grant of stock options to the Company’s directors, officers and consultants, and expensed over the vesting term, in terms of the Black-Scholes option pricing model.

(b) General and Administrative Expense

Included in operating expenses for the quarter ended October 31, 2006 is general and administrative expense of $524,019, as compared with $178,800 for the quarter ended October 31, 2005. During the six month period ended October 31, 2006, the general and administrative expense was $992,378 as compared to $270,850 for the six month period ended October 31, 2005. General and administrative expense represents approximately 36% of the total operating expense for the quarter ended October 31, 2006 and approximately 41% of the total operating expense for the quarter ended October 31, 2005. General and administrative expense represents approximately 35% of the total operating expense for the six month period ended October 31, 2006 and approximately 44% of the total operating expense for the six month period ended October 31, 2005. General and administrative expense increased by $345,219 in the current quarter, compared to the same quarter last year. The increase in this expense is mainly due to vesting in a total of 178,200 common shares to three consultants during the quarter and expensing this issue to general and administration amounting to $228,096. All these three consulting contracts were executed in the prior quarter. These consultants were issued stock for assisting management with business promotion and development. The Company also accrued additional general and administration expense of $49,200 relating to its commitment to issue 60,000 common shares to another consultant for providing market and financial advice and expertise relating to the manner of offering and pricing of securities. Other increase relates to additional legal and other costs of compliance with the regulatory requirements of the Toronto Stock Exchange, the Ontario Securities Commission and the SEC. There was also small increase in consulting fees.

(c) Project Expense

Included in operating expenses for the quarter ended October 31, 2006 is project expenses of $823,967 as compared with $247,927 for the quarter ended October 31, 2005. During the six month period ended October 31, 2006, the project expense was $1,695,854 as compared to $250,521 for the six month period ended October 31, 2005. Project expense is the most significant expense and it represents approximately 57% of the total operating expense for the quarter ended October 31, 2006. Project expense increased by $576,040 in the current quarter, as compared to the same quarter of last year. The increase in this expense is mainly due to the fact that drilling programs in the Yukon Territory of Canada for both the Mount Hinton and the Marg Properties can only be conducted during the summer months and the Company had cash available to undertake more extensive exploration programs.

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

The 2006 summer program commenced on July 5, 2006 and was terminated on August 20, 2006 due to mechanical problems with the drilling equipment and difficulties in drilling through thick overburden. Prior to termination of the program, over 3000 soil samples were taken to identify potentially mineralized targets in unexplored areas of the property but generally in the headwaters of successful placer mining operations. In addition, at least six new veins were exposed or partially exposed by road construction during this year’s program. New road construction totaling 3.2 km creates direct access to new surface drill sites and to a potential portal site from which underground development and diamond drilling is being considered for next year.

Following termination of the summer 2006 exploration program, by letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditures scheduled to be incurred by December 31, 2006. As a result, the Company was allowed to defer the expenditure of approximately $245,000 to $267,000 (CDN$275,000 to CDN$300,000) until December 31, 2007. With respect to the Option agreement between Yukon Gold and the Hinton Syndicate, Yukon Gold will earn a 75% interest in the property by making property payments of $723,871(CDN $ 850,000) and spending $4,577,857 (CDN $ 5,225,000) on the property. Having received permission from the Hinton Syndicate to move the unused portion of the summer 2006 work program commitment to the 2007 summer work program the Company is up to date with its financial commitments with respect to the Mount Hinton Property.

The Company plans to resume its drilling program in the summer of 2007. Depending on the results and success of the 2007 program and Yukon Gold’s ability to raise sufficient funds, a decision will be made in late 2007, as to which of the following programs are warranted. The options are as follows:

1.	Continue drilling to further evaluate the known vein systems as well as other targets that may have resulted from the 2006 geochemical surveys and prospecting program, or

2.	Develop an underground ramp from which diamond drilling and underground testing of some of the vein systems can be carried out, or

3.
Convert to a Joint Venture arrangement with the Hinton Syndicate as provided in the Hinton Syndicate Agreement whereby Yukon Gold would retain a 25% interest in the property having met the expenditure of $1,335,589 (CDN$1,500,000) in work programs on the Mount Hinton Property. Yukon Gold must spend $890,393 (CDN$1,000,000) in 2007 plus the deferred expenditures of approximately $245,000 to $267,000 (CDN $275,000 to CDN $300,000) as referred to above, in order to meet its work obligation under the Mount Hinton Agreement, unless it elects to convert to the joint venture arrangement.

Exploration at Marg Property

During the summer of 2006, we undertook an exploration program at the Marg Property to extend the currently known resources toward a target of 9 to 10 million tons, which we believe to be the required threshold to proceed with the next stage of their development which includes a definitive feasibility study. To date, only partial results as to the grades of the mineralized zones intersected by the diamond drilling have been received and therefore the full impact of the drilling program on the resource estimates cannot be estimated at this time.

As of March 2005, resources on the property were estimated as follows:

Resource classified in accordance with NI:43-101

Zone	Classification	Avgerage Thickness	Tonnes	Cu%	Pb%	Zn%	Ag g/t	Au g/t
A	Indicated	4.8 metres	57,605	1.93	3.56	6.33	105.14	1.93
	Inferred		75, 413	0.68	0.96	2.10	35.22	0.45
B	Indicated	3.7 metres	785,497	1.70	2.21	4.08	61.90	0.90
	Inferred		80,548	1.46	2.22	4.34	53.29	0.87
C	Indicated	8.6 metres	1,459,564	1.60	2.45	4.31	73.41	1.21
	Inferred		289,330	1.90	2.10	3.95	60.04	1.26
D	Indicated	5.1metres	2,343,521	1.95	2.75	5.26	59.97	0.85
	Inferred		435,488	1.48	1.88	3.80	46.12	0.85

Total	Indicated		4,646,200	1.80	2.57	4.77	65.08	0.99
Total	Inferred		880,800	1.55	1.90	3.75	50.42	0.95

Should the 2006 summer exploration program not succeed in increasing the resource to 9 to 10 million tons, we believe there still exists good potential to expand the Marg Property resources to the east, at depth and down plunge to the west. Additionally, there are other untested showings identified as the Jane and Leyla on the Marg Property which have high geochemical responses and warrant follow-up drilling.

A total of $1,558,188 (CDN $1,750,000) was budgeted in 2006. The program was made up of the following components and budgeted expenditures:

		$US	$CDN
•	4400 metres of diamond drilling	$690,945	$776,000
•	Geological support services	$269,789	$303,000
•	Airborne geophysical survey	$133,559	$150,000
•	Helicopter support	$170,065	$191,000
•	Field support and management	$293,830	$330,000
		$1,558,188	$1,750,000

On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Marg Property totaling $1,674,866 (CDN$1,872,500) for the 2006 Work Program. On May 15, 2006 the Company paid $199,016 (CDN$222,500) to the contractor, on June 1, 2006 the Company paid $536,673 (CDN$600,000) to the contractor, and on July 20, 2006 the Company paid $357,782 (CDN$400,000) to the contractor. The fourth payment of $357,782 (CDN$400,000) was paid on August 20, 2006 and the fifth payment of $223,613 (CDN$250,000) paid on September 20, 2006.

Liquidity And Capital Resources

The following table summarizes the Company’s cash flows and cash in hand for the six month period:

	October 31, 2006	October 31, 2005
Cash and cash equivalent	$963,382	$130,725
Working capital (deficiency)	$1,703,188	$(242,243)
Cash used in operating activities	$2,711,711	$371,866
Cash used in investing activities	$1,437	$549
Cash provided in financing activities	$1,304,986	$426,751

Off-Balance Sheet Arrangement

The Company has a term deposit of $17,889 (CDN$20,000) with a Canadian financial institution which earns interest at 2.5% per annum and matures on April 26, 2007. This deposit has been assigned to the financial institution to enable the financial institution to issue an Irrevocable Letter of Credit to The First Nation of Na Cho Nyak Dun (“NND”) which exercises certain powers over land use and environment protection within the Yukon Territory of Canada. The Company required access to move heavy equipment over the land controlled by NND and therefore posted this security bond so that if the Company fails to comply with reclamation requirements, then the security bond will be available to NND to complete the work or may form part of the compensation package.

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

Flow-Through Share Subscription

The Company entered into “flow-through” share subscription agreements during the year ended April 30, 2006 pursuant to which we committed to incur on or before December 31, 2006, a total of $198,750 of qualifying Canadian exploration expenses as described in the Income Tax Act of Canada. The Company has assigned to the holders of the “flow through” shares tax credits for such exploration expenses. As of October 31, 2006 the Company had incurred this expenditure.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

SFAS NO. 123R- In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which revised FAS 123 "Accounting for Stock-Based Compensation". FAS 123R requires measurement and recognition of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Implementation is required as of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business issuers. Management has complied with this statement at the scheduled effective date commencing May 1, 2006.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the June 30, 2006. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the year end, the Company's disclosure controls and procedures are effective.

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

3. OUR STOCK PRICE WILL BE HEAVILY INFLUENCED BY THE RESULTS OF DRILLING TESTS

We cannot predict the results of the drilling tests as exploration of our properties proceeds. The results of these tests will heavily influence our decisions on further exploration at the Marg Property and the Mount Hinton Property and are likely to affect the trading price of our stock.

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

5. WE MUST MAKE REGULAR ONGOING INVESTMENTS IN ORDER TO MAINTAIN OUR MINERAL CLAIMS.

We have an option agreement with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the mineral claims described in this report as the "Mount Hinton Property". Our agreement with the Hinton Syndicate requires us to make regular ongoing investments. If we fail to make these investments, we will not earn an interest in these mineral claims and we may lose all of our rights in the Mount Hinton Property. The Marg Acquisition Agreement also requires the Company to make material deferred payments on December 12 of 2006, 2007 and 2008. If we are unable to raise sufficient capital to make these payments we may lose all of our rights in the Marg Property.

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

8. GOING CONCERN QUALIFICATION

The Company has included a “going concern” qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor’s report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

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

11. OUR BUSINESS IS SUBJECT TO CURRENCY RISKS

The Company conducts the majority of its business activities in Canadian dollars. Consequently, the Company is subject to gains or losses due to fluctuations in Canadian currency relative to the U.S. dollar.

DISCLOSURE AND FINANCIAL CONTROLS AND PROCEDURES

In connection with the Company’s compliance with securities laws and rules, its board of directors evaluated the Company’s disclosure controls and procedures. The board of directors has concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in these controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Internal financial controls and procedures have been designed under the supervision of the Company’s board of directors and reviewed by an independent auditor. The internal financial controls provide reasonable assurance regarding the reliability of the Company’s financial reporting and preparation of financial statements in accordance with generally accepted accounting principals. There have been no significant changes in these controls or in other factors that could significantly affect these controls since they were instituted, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

The Company is not a party to any pending legal proceeding or litigation and none of the Company’s property is the subject of a pending legal proceeding.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS:

Private Placements of Securities for the three months ended July 31, 2006

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

Private Placements of Securities for the three months ended October 31, 2006

On August 11, 2006 the Company issued 817,980 restrictive shares in total to three consultants for services relating to business promotion and development. These consultants will assist management in the preparation of financial offerings and assist in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States of America and Canada. Except 342,780 common shares which were in total earned by these consultants as of October 31, 2006, the balance of 475,200 common shares are held in escrow to be released to each consultant in 8 monthly installments of 19,800 common shares commencing November 1, 2006.

On September 7, 2006 the Company issued 24,000 shares to an officer upon exercising 24,000 vested stock options at US$.075 for a total of US$18,000.

On October 3, 2006, the Company completed a brokered private placement and issued 400,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company paid a finders fee of 6% and reimbursed expenses for 3% of the total consideration. The warrants have a two- year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term.

On October 3, 2006, the Company completed another brokered private placement and issued 550,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $550,000. The Company paid a finders fee of $ 33,000 and reimbursed expenses for $ 18,022 (CDN $20,000). The warrants have a two- year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term.

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

Dated: December 8, 2006	/s/ Paul A. Gorman
Paul A. Gorman, CEO and Director