Form 10QSB
period 2007-01-31
YUKON GOLD CORP INC
filed 2007-03-19
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2007

OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

YES [X]    NO [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of January 31, 2007
Common Shares $ .0001 par value	19,766,538

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Page No

Interim Consolidated Balance Sheets as of January 31, 2007 and April 30, 2006	1-2

Interim Consolidated Statements of Operations for the nine months and three months
ended January 31, 2007 and January 31, 2006	3

Interim Consolidated Statements of Cash Flows for the nine months ended January 31, 2007
and January 31, 2006	4

Interim Consolidated Statements of Changes in Stockholders’ Equity
for the nine months ended January 31, 2007 and the year ended April 30, 2006	5

Condensed Notes to Interim Consolidated Financial Statements	6-14

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at January 31, 2007 and April 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

ASSETS
	January 31,	April 30,
	2007	2006
	$	$
CURRENT ASSETS
Cash and cash equivalents	780,223	2,412,126
Prepaid expenses and other	539,775	77,977
Exploration Tax Credit Receivable	153,145	153,145
	1,473,143	2,643,248
RESTRICTED CASH (Note 6)	2,543,505	118,275
RESTRICTED DEPOSIT (Note 7)	17,889	17,889
PROPERTY, PLANT AND EQUIPMENT	54,224	63,141
	4,088,761	2,842,553

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Paul A. Gorman

Paul A. Gorman, Director

/s/ J.L. Guerra, Jr.

J.L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at January 31, 2007 and April 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

LIABILITIES
	January 31,	April 30,
	2007	2006
	$	$
CURRENT LIABILITIES

Accounts payable and accrued liabilities	144,021	232,282
Other Liability (Note 8)	-	3,750
Current Portion of:
Obligation under Capital Lease	2,783	2,792

Total Current Liabilities	146,804	238,824

Long -Term Portion of:
Obligation under Capital Lease	9,742	11,864

TOTAL LIABILITIES	156,546	250,688

SHAREHOLDERS’ EQUITY

CAPITAL STOCK	1,941	1,637

ADDITIONAL PAID-IN CAPITAL	8,485,056	5,301,502

SUBSCRIPTIONS FOR SPECIAL WARRANTS (Note 5)	2,146,784	525,680

ACCUMULATED OTHER COMPREHENSIVE LOSS	(92,047)	(5,162)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(6,609,519)	(3,231,792)

	3,932,215	2,591,865

	4,088,761	2,842,553

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the nine months and three months ended January 31, 2007 and January 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the	For the	For the
	Cumulative	nine months	nine months	three months	three months
	since	ended	ended	ended	ended
	inception	January 31,	January 31,	January 31,	January 31,
		2007	2006	2007	2006
	$	$	$	$	$
REVENUE	-	-	-	-	-

OPERATING EXPENSES
Stock-based compensation	546,411	321,165	139,923	150,519	39,823
General and administration	2,981,769	1,585,091	648,429	592,713	377,579
Project expenses	3,742,272	1,832,808	861,261	136,954	610,740
Exploration Tax Credit	(284,703)	-	-	-	-
Amortization	14,612	9,409	754	3,102	258
Loss on sale/disposal of property, plant and equipment	5,904	-	-	-	-

TOTAL OPERATING EXPENSES	7,006,265	3,748,473	1,650,367	883,288	1,028,400

LOSS BEFORE INCOME TAXES	(7,006,265)	(3,748,473)	(1,650,367)	(883,288)	(1,028,400)
Income taxes (recovery)	(396,746)	(370,746)	-	(370,746)	-

NET LOSS	(6,609,519)	(3,377,727)	(1,650,367)	(512,542)	(1,028,400)
Loss per share - basic and diluted		(0.19)	(0.17)	(0.03)	(0.10)
Weighted average common shares outstanding		17,704,211	9,921,522	18,809,457	10,740,830

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the nine months ended January 31, 2007 and January 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
		nine months	nine months
	Cumulative	ended	ended
	since	January 31,	January 31,
	inception	2007	2006
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(6,609,519)	(3,377,727)	(1,650,367)
Items not requiring an outlay of cash:
Amortization	14,612	9,409	754
Loss on sale/disposal of property, plant and equipment	5,904	-	-
Shares issued for property payment	468,087	153,845	100,000
Common shares issued forsettlement of severance liability to ex-officer through share issuance	113,130	113,130	-
Stock-based compensation	546,411	321,165	139,923
Issue of shares for professional services	852,523	722,023	130,500
Issue of units against settlement of debts	20,077	-	20,077
Decrease (Increase) in prepaid expenses and deposits	(538,618)	(461,798)	44,046
Decrease (Increase) in exploration tax credit receivable	(153,145)	-	72,203
Increase (Decrease) in accounts payable and accrued liabilities	143,531	(88,261)	148,224
Increase in restricted cash	(2,543,505)	(2,425,230)	(169,465)
Increase in restricted deposit	(17,889)	-	-
Decrease in other liabilities	-	(3,750)	-

NET CASH USED IN OPERATING ACTIVITIES	(7,698,401)	(5,037,194)	(1,164,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(77,953)	(3,356)	(19,315)

NET CASH USED IN INVESTING ACTIVITIES	(77,953)	(3,356)	(19,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds from exercise of warrants	20,772	-	20,772
Proceeds (Repayments) from demand promissory notes	200,000	-	(47,676)
Proceeds from Convertible promissory notes converted	200,500	-
Proceeds from exercise of stock options	61,000	55,500
Proceeds from exercise of warrants -net	951,177	425,497	584,000
Proceeds from subscription of warrants-net	2,146,784	2,146,784
Proceeds from issuance of units /shares-net	5,042,217	862,978	613,927
Proceeds (Repayments) from capital lease obligation	12,525	(2,131)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,636,155	3,488,628	1,171,023

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(79,578)	(79,981)	(16,769)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	780,223	(1,631,903)	(29,166)

Cash and cash equivalents, beginning of year	-	2,412,126	79,256

CASH AND CASH EQUIVALENTS, END OF PERIOD	780,223	780,223	50,090

INCOME TAXES PAID		-	-

INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception to January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	Number of Common Shares	Common Shares amount	Additional Paid-in Capital	Subscriptions for special warrants	Deficit, accumulated during the exploration stage	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)
		$	$	$	$	$	$

Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142		(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to
reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares
for property payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-		(12,796)	(12,796)
Net loss for the year	-	-	-		(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299		(567,689)	(455,702)	(12,192)

Issuance of Common shares
for property payment	133,333	13	99,987		-	-
Issuance of common shares on
Conversion of Convertible Promissory note	76,204	8	57,144		-	-
Foreign currency translation	-	-	-		-	9,717	9,717
Net loss for the year	-	-	-		(808,146)	(808,146)	-

Balance as of April 30, 2005	9,025,045	903	854,430	-	(1,375,835)	(798,429)	(2,475)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Financial Statements of Changes in Stockholders’ Equity
From Inception to January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	Number of Common Shares	Common Shares amount	Additional Paid-in Capital	Subscriptions for special warrants	Deficit, accumulated during the exploration stage	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)
		$	$	$	$	$	$

Stock based compensation-Directors and officers			216,416
Stock based compensation-consultants			8,830
Issue of common shares and Warrants on retirement of Demand Promissory note	369,215	37	203,031
Units issued to an outside company for professional services settlement	24,336	2	13,384
Units issued to an officer for professional services settlement	12,168	1	6,690
Issuance of common shares for professional services	150,000	15	130,485
Units issued to shareholder	490,909	49	269,951
Units issued to a director	149,867	15	82,412
Units issued to outside subscribers	200,000	20	109,980
Issuance of common shares on conversion of Convertible Promissory notes	59,547	6	44,654
Issuance of common shares on Exercise of warrants	14,000	2	11,998
Issuance of common shares on conversion of Convertible Promissory notes	76,525	8	57,386
Private placement of shares	150,000	15	151,485
Issuance of Common shares for property payment	133,333	13	99,987
Issuance of common shares on conversion of Convertible Promissory notes	34,306	4	25,905
Issuance of common shares on exercise of warrants	10,000	1	8,771
Issuance of common shares on conversion of Convertible Promissory notes	101,150	10	76,523

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
From Inception to January 31, 2007
(Amounts expressed in US Dollars)

	Number of Common Shares	Common Shares amount	Additional Paid-in Capital	Subscriptions for special warrants	Deficit, accumulated during the exploration stage	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)
		$	$	$	$	$	$
Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	5,331,327	533	2,910,375
Brokered Private placement of flow through
shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	-	-	-			(2,687)	(2,687)
Net loss for the year	-	-			(1,855,957)	(1,855,957)	-
Balance as of April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issuance of Common shares for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares for professional services	342,780	34	438,725
Brokered private placement of units- net	400,000	40	363,960
Brokered private placement of units- net	550,000	55	498,923
Stock based compensation-Directors and officers			321,165
Exercise of stock options	50,000	5	37,495
Issuance of Common shares for property payment	133,334	13	99,987
Issuance of Common shares for professional services	160,000	16	131,184
Issuance of Common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow-through warrants-net				1,916,374
Issue of 334,218 Unit special warrants-net				230,410
Foreign currency translation						(86,885)	(86,885)
Net loss for the period					(3,377,727)	(3,377,727)

Balance as of January 31, 2007 (see note 10)	19,410,138	1,941	8,485,056	2,146,784	(6,609,519)	(3,464,612)	(92,047)

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2007
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

The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration and development of its properties. Because of continuing operating losses, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses but also to explore for mineral reserves and develop those it has on its mining claims. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation.

Management has initiated plans to raise equity funding through the issuance of common shares including flow-through shares. The Company was successful in raising funds (net) of approximately $4 million during the year ended April 30, 2006, which assisted the Company in meeting its commitments and current requirements for project expenses and general and administrative expenses. The Company also raised (net) approximately $1.3 million during the six months ended October 31, 2006. The company further raised (net) an additional approximately $1.9 million through subscription of flow-through special warrants and raised (net) approximately $230,000 through subscription of unit special warrants during the three months ended January 31, 2007. The Company’s common shares are listed on the Toronto Stock exchange and included on the Over-The-Counter Bulletin Board maintained by NASDAQ in the United States. The trading of the Company’s stock in both the United States and Canada has expanded its investor base, as the Company continues to explore sources of funding from both the United States and Canada.

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

The Company has a claim to the Yukon exploration tax credit, since it maintains a permanent establishment in the Yukon Territory and has incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company’s expectation of receiving this credit of $153,145 (CDN$171,216) is based on the history of receiving past credits. The Company has filed tax returns to claim this credit.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

5.	SUBSCRIPTIONS FOR SPECIAL WARRANTS

(a)
On December 15, 2005 the Company completed the sale of 400,000 Special Warrants using the services of an agent at a subscription price of $1.01 per Warrant to a Canadian accredited investor for $404,000. Each Special Warrant entitled its holder to acquire one common share of the Company and one common share purchase warrant at no additional cost. Each share purchase warrant entitled the holder to purchase one common share in the capital of the Company at a price of $1.00 per warrant share for a period of one year following the closing date. The agent received $32,320 in commission as well as 32,320 warrants. Each warrant was exercisable for one common share at $ 1.00 until December 15, 2006 with a fair value of $9,995. The Company was obligated to have a registration statement become effective within 181 days of the closing. In the absence of a registration statement being declared effective within 181 days of the closing, the Company, effective June 15, 2006 was obligated to issue an additional 4,000 common shares and 4,000 warrants to the accredited investor at no extra cost as a penalty. The Company issued 404,000 common shares on January 11, 2007 (see Note 10).

(b)
On December 30, 2005 the Company completed the sale of 200,000 Flow-Through Special Warrants (“Special Warrants”) to a Canadian accredited investor, for gross proceeds of $180,000 (CDN$205,020). Each Special Warrant entitled the Holder to acquire one flow-through common share of the Company (“Flow-Through Shares”) at no additional cost. The Company issued 200,000 common shares on December 19, 2006. (Refer to Note 10)

(c)
On December 28, 2006 the Company completed the sale of 2,823,049 Flow-Through Special Warrants (“Special Warrants”) using the services of an agent at a subscription price of $0.90 (CDN$1.05) per Special Warrant for gross proceeds of $2,543,505 (CDN$2,964,201). (Refer to Note 10)

The term “Flow-Through Shares” is significant for tax purposes in Canada because it enables the issuer to allocate certain exploration tax credit to the holders of such shares. As all Canadian Exploration expenses are incurred by the Company’s 100% owned Canadian subsidiary, which conducts mining explorations in the Yukon Territory of Canada, for Canadian tax purposes, a similar Flow-Through subscription agreement was executed between the Company and its 100% Canadian subsidiary. The effective date of renunciation for Canadian Exploration expenses was December 31, 2006, which as per Canadian tax regulations requires the Canadian subsidiary to incur eligible Canadian exploration expenses for the entire subscription amount of $2,543,505 (CDN$2,964,201) on or before December 31, 2007. The Company has renounced such eligible expenses to the Canadian accredited investors.

(d)
On December 28, 2006 the Company completed the sale of 334,218 Unit Special Warrants using the services of an agent at a subscription price of $0.77 (CDN$0.90) per Unit Special Warrant for gross proceeds of $258,105 (CDN$300,796). (Refer to Note 10).

6.	RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue Flow-Through Shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds, which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be cash or cash equivalents. As of January 31, 2007 and April 30, 2006, unexpended flow-through funds were $2,543,505 (CDN$2,964,201) and $118,275 (CDN$132,230) respectively.

7.	RESTRICTED DEPOSITS

The Company has a term deposit of $17,889 (CDN$20,000) with a Canadian financial institution, which earns interest at 2.5% per annum and matures on April 26, 2007. This deposit has been assigned to the financial institution to enable the financial institution to issue an Irrevocable Letter of Credit to The First Nation of Na Cho Nyak Dun (“NND”), which exercises certain powers over land use and environment protection within the Yukon Territory of Canada. The Company required access to move heavy equipment over the land controlled by NND and therefore posted this security bond so that if the Company fails to comply with reclamation requirements, then the security bond will be available to NND to complete the work or may form part of the compensation package.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

8.	OTHER LIABILITY

On March 28, 2006 the Company completed a brokered private placement through the issuance of 25,000 flow-through shares at a price of $0.75 per share for gross proceeds of $18,750. The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $3,750 was recognized for the sale of taxable benefits, which was reversed during the quarter ended January 31, 2007 and credited to income as the Company renounced resource expenditure deduction to the investor.

On December 28, 2006 the Company completed a brokered private placement through the issuance of 2,823,049 flow-through special warrants at a price of $0.90 (CDN$1.05) per flow-through special warrant for gross proceeds of $2,543,505 (CDN$2,964,201). The proceeds raised were allocated between the offering of shares and the sale of taxable benefits. A liability of $366,966 was recognized for the sale of taxable benefits, which was reversed during the quarter ended January 31, 2007 and credited to income as the Company renounced resource expenditure deduction to the investors.

9.	STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on May 1, 2005.

As of January 31, 2007 there was $294,418 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the nine months ended January 31, 2007 recognize compensation cost for the portion of outstanding awards, which have vested during the period. The stock-based compensation expense for the nine month period ended January 31, 2007 was $ 321,165.

On January 19, 2007, the shareholders of the Company approved, subject to regulatory approval, the extension of 2,064,000 options held by all current officers, directors, consultants and employees in the 2003 Stock Option Plan and the adding of an additional 2,000,000 common shares of stock to the 2006 Stock Option Plan. The TSX approved the 2006 Stock Option plan on March 9, 2007.

For this nine month period ended January 31, 2007, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	Issued on December 13, 2005	Issued on January 17, 2006	Issued on January 20, 2006	Issued on January 19, 2007	TOTAL
Risk free rate	3.25%	3.25%	3.25%	4.5%
Volatility factor	87.72%	93.47%	90.83%	45.19%
Expected dividends	nil	nil	nil	nil
Stock-based compensation cost expensed for nine months ended January 31, 2007	$210,663	$11,294	$22,585	$76,623	$321,165
Unexpended Stock based compensation deferred over the vesting period				$294,418	$294,418

The Company adopted a new Stock Option Plan at its shareholders meeting on January 19, 2007 (the “2006 Stock Option Plan”). The 2006 Stock Option Plan will be administered by the board of directors of the Company or, in the board of directors’ discretion, by a committee appointed by the board of directors for that purpose.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

9.	STOCK BASED COMPENSATION-Cont’d

Subject to the provisions of the 2006 Stock Option Plan, the aggregate number of shares which may be issued under the 2006 Stock Option Plan shall not exceed 2,000,000 shares ("Total Shares"). Any Stock Option granted under the 2006 Stock Option Plan which has been exercised shall again be available for subsequent grant under the 2006 Stock Option Plan, effectively resulting in a re-loading of the number of shares available for grant under the 2006 Stock Option Plan. Any shares subject to an option granted under the 2006 Stock Option Plan which for any reason is surrendered, cancelled or terminated or expires without having been exercised shall again be available for subsequent grant under the 2006 Stock Option Plan.

Under the 2006 Stock Option Plan, at no time shall: (i) the number of shares reserved for issuance pursuant to Stock Options granted to any one optionee exceed 10% of the Total Shares; (ii) the number of shares, together with all security based compensation arrangements of the Company in effect, reserved for issuance pursuant to Stock Options granted to any "insiders" (as that term is defined under the Securities Act (Ontario)) exceed 10% of the total number of issued and outstanding shares. In addition, the number of shares issued to insiders pursuant to the exercise of Stock Options, within any one year period, together with all security based compensation arrangements of the Company in effect, shall not exceed 10% of the total number of issued and outstanding shares.

The purchase price (the “Price”) per share under each Stock Option shall be determined by the board of directors or a committee, as applicable. The Price shall not be lower than the closing market price on the TSX, or another stock exchange where the majority of the trading volume and value of the Shares occurs, on the trading day immediately preceding the date of grant, or if not so traded, the average between the closing bid and asked prices thereof as reported for the trading day immediately preceding the date of the grant; provided that if the shares have not traded on the TSX or another stock exchange for an extended period of time, the “market price” will be the fair market value of the shares at the time of grant, as determined by the board of directors or committee. The board of directors or committee may determine that the Price may escalate at a specified rate dependent upon the date on which an option may be exercised by the Eligible Participant.

Options shall not be granted for a term exceeding ten years (or such shorter or longer period as is permitted by the TSX) (the “Option Period”). No Stock Options have been issued under the 2006 Stock Option Plan as of January 31, 2007.

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
January 31, 2007
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

Three months ended October 31, 2006

On August 11, 2006 the Company issued 817,980 restricted shares in total to three consultants for services relating to business promotion and development. These consultants assisted management in the preparation of financial offerings and in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States and Canada. Except for 342,780 common shares which were earned by these consultants as of October 31, 2006, the balance of 475,200 common shares were held in escrow to be released to each consultant in 8 monthly installments of 19,800 common shares commencing November 1, 2006. Out of 475,200 common shares held in escrow, the Company received back 356,400 common shares for cancellation. (Refer to Note 12).

On September 7, 2006 the Company issued 24,000 shares to an officer upon exercising 24,000 vested stock options at $0.75 for a total of $18,000.

On October 3, 2006, the Company completed a brokered private placement and issued 400,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company paid a finders fee of 6% and reimbursed expenses for 3% of the total consideration. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. On January 11, 2007, the Company issued its obligated 400,000 common shares and an additional 4,000 common shares as penalty, (Refer to Note 10).

On October 3, 2006, the Company completed another brokered private placement and issued 550,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $550,000. The Company paid a finders fee of $33,000 and reimbursed expenses for $18,022 (CDN$20,000). The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term.

Three months ended January 31, 2007

On December 12, 2006 the Company issued 50,000 shares to a former officer upon exercising of 50,000 vested stock options at $0.75 for a total of $37,500.

On December 6, 2006 the board of directors authorized the issuance of 133,334 common shares in the amount of $100,000 for a property payment to Atna Resources Ltd., along with a cash payment of $86,805 (CDN$100,000) as per terms of the agreement. The common shares along with the cash payment were delivered to Atna Resources Ltd. on December 12, 2006. This entire payment of $186,805 was expensed in the consolidated statements of operations.

On December 19, 2006 the Company issued 160,000 common shares to a consultant for services rendered. These services related to the consulting agreement dated March 21, 2006. As per terms of that agreement, the Consultant was to provide to the Company market and financial advice and expertise as may be necessary relating to the manner of offering and pricing of securities. The agreement was for a period of twelve months commencing the day of trading of the Company’s stock on the Toronto Stock Exchange (April 19, 2006). As per the agreement, the Consultant was to be compensated a fee equal to 240,000 restricted common shares of the Company with a fair value of $196,800 and was to receive these shares on a monthly basis. Each party was able to cancel the agreement on 30 days notice. The Company cancelled the agreement as of November 30, 2006 and on December 19, 2006 issued 160,000 common shares as full and final consideration.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

10.	ISSUANCE OF COMMON SHARES AND WARRANTS-Cont’d

On December 19, 2006 the Company issued 200,000 common shares in lieu of sale of 200,000 Flow-Through Special Warrants made to a Canadian accredited investor, for $180,000 (CDN$205,020) on December 30, 2005. Each Flow-Through Special Warrant entitled the Holder to acquire one flow-through common share of the Company at no additional cost.

On August 11, 2006 the Company had issued 817,980 restricted shares in total to three consultants for services relating to business promotion and development. These consultants had assisted management in the preparation of financial offerings and in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States and Canada. Except for 342,780 common shares which were earned by these consultants as of October 31, 2006, the balance of 475,200 common shares were held in escrow to be released to each consultant in 8 monthly installments of 19,800 common shares commencing November 1, 2006. The Company cancelled the contracts with these consultants and received back 356,400 common shares for cancellation. The Company has expensed costs for consulting services relating to the balance of 118,800 common shares not received back for cancellation and will reverse the expense once received. (Refer to Note 12).

On December 28, 2006, the Company completed a private placement of 2,823,049 flow-through special warrants (which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at a price of $0.90 (CDN$1.05) per warrant and 334,218 unit special warrants at a price of $0.77 (CDN$0.90) per warrant for aggregate gross proceeds to the Company of $2,801,610 (CDN$3,264,996). Each flow-through special warrant entitles the holder to acquire, for no additional consideration, one common share of the Company. Each unit special warrant entitles the holder to acquire, for no additional consideration, one common share and one common share purchase warrant of the Company. Each common share purchase warrant entitles the holder to acquire one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date. In connection with this private placement, the Company agreed to file a prospectus in Canada qualifying the issuance of the common shares and warrants issuable upon the exercise of the special warrants as well as those common shares issuable on exercise of the common share purchase warrants. In addition, the Company agreed to file a registration statement in the United States covering the re-sale of common shares underlying the units and warrants by the respective shareholders. In the event the Company fails to obtain effectiveness for the final prospectus and the registration statement by February 26, 2007 (60 days from the closing date), each flow-through special warrant will entitle the holder to acquire 1.1 common shares on exercise thereof and each unit special warrant will entitle the holder to acquire 1.1 common shares and 1.1 common share purchase warrants on exercise thereof. The flow-through and unit special warrants will be automatically exercised on the earlier of (i) the third business day after the issuance of a receipt for the final prospectus and the effectiveness of the registration statement, or (ii) the four month anniversary of the closing date of the private placement. On closing, Northern Securities Inc., the lead agent received a cash commission of $171,164 (CDN$198,550) as well as 169,042 flow-through compensation options and 23,395 unit compensation options. In addition, as part of the private placement, Limited Market Dealer Inc. received a cash commission of $25,862 (CDN$30,000) as well as 28,571 flow-through compensation options and Novadan Capital Ltd. received a cash payment of $28,362 (CDN$32,900) as well as 32,900 unit compensation options. Each flow-through compensation option entitles the holder to acquire, for no additional consideration, one flow-through compensation warrant, each exercisable into one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. Each unit compensation option entitles the holder to acquire, for no additional consideration, one unit compensation warrant, each exercisable at $0.81 (CDN$0.941) into one common share and one common share purchase warrant of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. In the event the Company fails to obtain receipts for the final prospectus or effectiveness of the registration statement by February 26, 2007 (60 days from the closing date), each flow-through compensation option will entitle the holder to acquire 1.1 flow-through compensation warrants on exercise thereof and each unit compensation option granted to Northern Securities, Inc. will entitle the holder to acquire 1.1 unit compensation warrants on exercise thereof. The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated under the Securities Act (“Regulation S”).

On January 11, 2007, the Company issued its obligated 400,000 common shares and an additional 4,000 common shares as penalty, in lieu of sale of 400,000 Special Warrants to a Canadian accredited investor for $404,000 paid on December 15, 2005. Each Special Warrant entitled its holder to acquire one common share of the Company and one common share purchase warrant at no additional cost. The Company was obligated to have a registration statement become effective within 181 days of the closing. In the absence of a registration statement being declared effective within 181 days of the closing, the Company issued an additional 4,000 common shares to the Canadian accredited investor at no extra cost as a penalty.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2007
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

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below. The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$19,693 (CDN$	25,000) Paid
On July 7, 2003	$59,078 (CDN$	75,000) Paid
On July 7, 2004	$118,157 (CDN$	150,000) Paid
On January 2, 2006	$125,313 (CDN$	150,000) Paid
On July 7, 2006	$134,512 (CDN$	150,000) Paid
On July 7, 2007	$127,443 (CDN$	150,000)
On July 7, 2008	$127,443 (CDN$	150,000)

	$711,639 (CDN$	850,000)
TOTAL

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$118,157 (CDN$	150,000) Incurred
July 7/03 to July 6/04	$196,928 (CDN$	250,000) Incurred
July 7/04 to July 6/05	$256,006 (CDN$	325,000) Incurred
July 7/05 to Dec. 31/06	$667,795 (CDN$	750,000) *Amended
Jan. 1/07 to Dec. 31/07	$849,618 (CDN$	1,000,000)
Jan. 1/08 to Dec. 31/08	$1,062,022 (CDN$	1,250,000)
Jan. 1/09 to Dec. 31/09	$1,274,426 (CDN$	1,500,000)

	$4,424,952 (CDN$	5,225,000)
TOTAL

* By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company is now allowed to defer the expenditure of approximately $174,388(CDN$205,255) until December 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon Work Program expenditures of $1,274,426 (CDN$1,500,000)
50% interest upon Work Program expenditures of $2,124,044 (CDN$2,500,000)
75% interest upon Work Program expenditures of $4,424,952 (CDN$5,225,000)

As at January 31, 2007 YGC has not yet attained a 25% interest. In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement. Section 2.2(a) of the Hinton Option Agreement defines the term, “incurred” as follows: “Costs shall be deemed to have been “incurred” when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur.” Consequently, the term, “incurred” includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006. This provision was met on May 15, 2006.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

11.	COMMITMENTS AND CONTINGENCIES-Cont’d

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,424,952 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC’s relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,248,088 (CDN$5,000,000).

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

The Hinton Syndicate Agreement pertains to an “area of interest” which includes the area within ten kilometers of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Syndicate Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the “area of interest.” The non-staking party may then elect to have the new claims included within the Hinton Syndicate Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Syndicate Agreement.

(b) The Marg Property
In March 2005, the Company acquired rights to purchase 100% of the Marg Property, which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the Mayo Mining District of the Yukon Territory of Canada. Title to the claims is registered in the name of YGC.

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement (“Agreement”) with Atna Resources Ltd. (“Atna”). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Agreement for $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005; $86,805 (CDN$100,000) cash and an additional 133,334 common shares of the Company on December 12, 2006.

The Company has agreed to make subsequent payments under the Agreement of: (i) $84,962 (CDN$100,000) cash on or before December 12, 2007; and (ii) $169,924 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $849,618 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

12. CHANGES IN DIRECTORS AND MANAGEMENT

As of December 18, 2006, Mr. Kenneth Hill resigned as Vice President-Mining Operations of the Company. Mr. Hill continues as a Director of the Company.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

13. SUBSEQUENT EVENTS

On March 9, 2007, the TSX approved the Company’s 2006 Stock Option Plan.

On March 6, 2007 the Company cancelled consulting agreements with three consultants and received back 356,400 of the 475,200 common shares, which were being held in escrow, for cancellation.

The Company filed a registration statement under the Securities Act of 1933, as amended, covering the resale of the common shares underlying the Flow-Through Special Warrants and Unit Special Warrants issuable upon exercise of the Special Warrants (referred to in Note 10) on February 12, 2007.  This registration statement was made effective on March 1, 2007. As at February 26, 2007, the Company did not have an effective Canadian prospectus and SB-2 registration statement required for the issue of 2,823,049 Flow-Through Special Warrants and 334,218 Unit Special Warrants (refer to Note 10). The Company is now required to issue an additional 10-percent Flow-Through Special Warrants, an additional 10-percent Unit Special Warrants, an additional 10-percent Flow-Through Compensation Options and an additional 10-percent Unit Compensation options as a penalty.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND NINE MONTH PERIOD ENDED JANUARY 31, 2007
Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at January 31, 2007, we had accumulated losses of $6,609,519. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

Having obtained material financing (refer to Note 10 in the financial statements), we implemented exploration programs at both the Mount Hinton and Marg Properties.

SELECTED INFORMATION

	Three months ended January 31, 2007	Three months ended January 31, 2006

Revenues	Nil	Nil
Net Loss	$512,542	$1,028,400
Loss per share-basic and diluted	$(0.03)	$(0.10)

	Nine months ended January 31, 2007	Nine months ended January 31, 2006

Revenues	Nil	Nil
Net Loss	$3,377,727	$1,650,367
Loss per share-basic and diluted	$(0.19)	$(0.17)

	As at January 31, 2007	As at April 30, 2006

Total Assets	$4,088,761	$2,842,553
Total Liabilities	$156,546	$250,688
Cash dividends declared per share	Nil	Nil

The total assets for the nine month ended January 31, 2007 includes current assets of $1,473,143, a restricted deposit in the amount of $17,889, restricted cash in the amount of $2,543,505 and property, plant and equipment in the amount of $54,224. For the year ended April 30, 2006, total assets included current assets of $2,643,248, restricted cash in the amount of $118,275, a restricted deposit of $17,889 and property, plant and equipment of $63,141. The decrease in current assets is due to expenditures for the exploration programs at the Marg Property site and the Mount Hinton Property site and general operating expenses of the Company.

Revenues
No revenue was generated by the Company’s operations during the three and nine month periods ended January 31, 2007 and January 31, 2006.

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

Included in the operating expenses for the quarter ended January 31, 2007 is stock option compensation expense of $150,519 as compared to $39,823 in the quarter ended January 31, 2006. During the nine month period ended January 31, 2007, the stock option compensation expense was $321,165 as compared to $139,923 for the nine month period ended January 31, 2006. Stock-based compensation expense represents approximately 20.6 % of the total operating expense for the quarter ended January 31, 2007 and approximately 8.9% for the nine month period ended January 31, 2007 The Stock based compensation expense has been calculated in accordance with generally accepted accounting principles in the United States, whereby the fair value of the stock options was determined at the time of grant of stock options to the Company’s directors, officers and consultants, and expensed over the vesting term, in terms of the Black-Scholes option pricing model.

(b)	General and Administrative Expense

Included in operating expenses for the quarter ended January 31, 2007 is general and administrative expense of $592,713, as compared with $377,579 for the quarter ended January 31, 2006. During the nine month period ended January 31, 2007, the general and administrative expense was $1,585,091 as compared to $648,429 for the nine month period ended January 31, 2006. General and administrative expense represents approximately 67.1% of the total operating expense for the quarter ended January 31, 2007 and approximately 36.7% of the total operating expense for the quarter ended January 31, 2006. General and administrative expense represents approximately 42.2% of the total operating expense for the nine month period ended January 31, 2007 and approximately 39.2% of the total operating expense for the nine month period ended January 31, 2006. General and administrative expense increased by $215,134 in the current quarter, compared to the same quarter last year. The increase relates to additional legal, consulting and other costs of compliance with the regulatory requirements of the Toronto Stock Exchange, the Ontario Securities Commission and the SEC.

(c)	Project Expense

Included in operating expenses for the quarter ended January 31, 2007 is project expenses of $136,954 as compared with $610,740 for the quarter ended January 31, 2006. During the nine month period ended January 31, 2007, the project expense was $1,832,808 as compared to $861,261 for the nine month period ended January 31, 2006. Project expense is the most significant expense and it represents approximately 50.9% of the total operating expense for the nine month period ended January 31, 2007. Project expense increased by $971,547 in the current nine month period, as compared to the same period of last year. The increase in this expense is mainly due to the fact that drilling programs in the Yukon Territory of Canada for both the Mount Hinton and the Marg Properties can only be conducted during the summer months and the Company had cash available to undertake more extensive exploration programs.

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

Following termination of the summer 2006 exploration program, by letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditures scheduled to be incurred by December 31, 2006. As a result, the Company is now allowed to defer the expenditure of approximately $174,388(CDN$205,255) until December 31, 2007. With respect to the Option agreement between Yukon Gold and the Hinton Syndicate, Yukon Gold will earn a 75% interest in the property by making property payments of $711,639(CDN$ 850,000) and spending $4,424,952 (CDN$ 5,225,000) on the property. Having received permission from the Hinton Syndicate to move the unused portion of the summer 2006 work program commitment to the 2007 summer work program the Company is up to date with its financial commitments with respect to the Mount Hinton Property.

The Hinton Syndicate Agreement pertains to an “area of interest” which includes the area within ten kilometers of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Syndicate Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the “area of interest.” The non-staking party may then elect to have the new claims included within the Hinton Syndicate Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Syndicate Agreement.

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
2.	Develop an underground ramp from which diamond drilling and underground testing of some of the vein systems can be carried out, or

3.
Convert to a Joint Venture arrangement with the Hinton Syndicate as provided in the Hinton Syndicate Agreement whereby Yukon Gold would retain a 25% interest in the property having met the expenditure of $1,274,426 (CDN$1,500,000) in work programs on the Mount Hinton Property. Yukon Gold must spend $849,618 (CDN$1,000,000) in 2007 plus the deferred expenditures of approximately $174,388 (CDN$205,255) as referred to above, in order to meet its work obligation under the Mount Hinton Agreement, unless it elects to convert to the joint venture arrangement.

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

The reader is cautioned that we have no known body of commercial ore. The following drilling results are not considered a “reserve” as that term is used in the mining industry. The preliminary resource must be further defined and the Company must undertake a feasibility study of the results (if a feasibility study is warranted) before we will know whether an economically viable resource exists at any of our properties.

As of March 2005, resources on the property were estimated as follows:

Resource classified in accordance with NI:43-101

Zone	Classification	Avgerage Thickness	Tonnes	Cu%	Pb%	Zn%	Ag g/t	Au g/t
A	Indicated	4.8 metres	57,605	1.93	3.56	6.33	105.14	1.93
	Inferred		75, 413	0.68	0.96	2.10	35.22	0.45
B	Indicated	3.7 metres	785,497	1.70	2.21	4.08	61.90	0.90
	Inferred		80,548	1.46	2.22	4.34	53.29	0.87
C	Indicated	8.6 metres	1,459,564	1.60	2.45	4.31	73.41	1.21
	Inferred		289,330	1.90	2.10	3.95	60.04	1.26
D	Indicated	5.1 metres	2,343,521	1.95	2.75	5.26	59.97	0.85
	Inferred		435,488	1.48	1.88	3.80	46.12	0.85

Total	Indicated		4,646,200	1.80	2.57	4.77	65.08	0.99
Total	Inferred		880,800	1.55	1.90	3.75	50.42	0.95

The drilling results of the nine holes drilled at the Marg Property in the summer of 2006 are generally consistent with the previous results from prior drilling programs reflected in the Company’s mineral report. We continue to hit mineralization to the west of known resources. The drill results are as follows:

Hole #	Copper (%)	Lead (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
88	1.40	1.71	2.98	0.76	39.9
89	1.77	2.53	4.66	0.21	43.4
90	1.22	3.15	6.30	0.75	66.1
91	1.72 1.62	3.77 2.15	6.21 4.39	2.73 0.46	113.7 57.5
92	1.31	1.20	2.15	0.39	36.4
93	3.45	4.54	11.29	1.41	102.1
94	2.85 2.02	3.94 3.08	9.21 6.19	0.74 0.73	98.0 97.9
95	0.63	1.03	2.54	0.19	20.6
96	1.45	1.36	3.80	0.27	31.3

A total of $1,486,831 (CDN$1,750,000) was budgeted in 2006. The program was made up of the following components and budgeted expenditures:

		$US	$CDN
●	4400 metres of diamond drilling	$659,303	$776,000
●	Geological support services	$257,434	$303,000
●	Airborne geophysical survey	$127,443	$150,000
●	Helicopter support	$162,277	$191,000
●	Field support and management	$280,374	$330,000
		$1,486,831	$1,750,000

On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Marg Property totaling $1,674,866 (CDN$1,872,500) for the 2006 Work Program. On May 15, 2006 the Company paid $199,016 (CDN$222,500) to the contractor, on June 1, 2006 the Company paid $536,673 (CDN$600,000) to the contractor, and on July 20, 2006 the Company paid $357,782 (CDN$400,000) to the contractor. The fourth payment of $357,782 (CDN$400,000) was paid on August 20, 2006 and the fifth payment of $223,613 (CDN$250,000) paid on September 20, 2006

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand for the nine month period:

	January 31, 2007	January 31, 2006
Cash and cash equivalent	$780,223	$50,090
Working capital (deficiency)	$1,326,339	$(362,324)
Cash used in operating activities	$5,037,194	$1,164,105
Cash used in investing activities	$3,356	$19,315
Cash provided in financing activities	$3,488,628	$1,171,023

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

The Company entered into “flow-through” share subscription agreements during the quarter ended January 31, 2007 pursuant to which we committed to incur on or before December 31, 2007, a total of $2,543,505 (CDN$2,964,201) of qualifying Canadian exploration expenses as described in the Income Tax Act of Canada. The Company has assigned to the holders of the “flow-through” shares tax credits for such exploration expenses. As of January 31, 2007 the Company had not incurred this expenditure.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our consolidated financial statements.

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

(c)
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

Currently, we have no source of revenue, we do not have sufficient working capital to complete our exploration programs (including feasibility studies) and we do not have any commitments to obtain additional financing. Further, we do not have enough working capital to meet all of our contractual commitments to acquire our mineral properties. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	further exploration of the Mount Hinton Property and the results of that exploration;
•	our ability to raise the capital necessary to conduct this exploration and preserve our interest in these mineral claims; and
•	our ability to raise capital to develop the Marg Property, establish a mining operation, and operate this mine in a profitable manner.

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

Private Placements of Securities for the three months ended October 31, 2006

On August 11, 2006 the Company issued 817,980 restricted shares in total to three consultants for services relating to business promotion and development. These consultants assisted management in the preparation of financial offerings and in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States and Canada. Except for 342,780 common shares which were earned by these consultants as of October 31, 2006, the balance of 475,200 common shares were held in escrow to be released to each consultant in 8 monthly installments of 19,800 common shares commencing November 1, 2006. Out of 475,200 common shares held in escrow, the Company received back 356,400 common shares for cancellation. (Refer to Note 12)

On September 7, 2006 the Company issued 24,000 shares to an officer upon exercising 24,000 vested stock options at $0.75 for a total of $18,000.

On October 3, 2006, the Company completed a brokered private placement and issued 400,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company paid a finders fee of 6% and reimbursed expenses for 3% of the total consideration. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. On January 11, 2007, the Company issued its obligated 400,000 common shares and an additional 4,000 common shares as penalty, (Refer to Note 10).

On October 3, 2006, the Company completed another brokered private placement and issued 550,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $550,000. The Company paid a finders fee of $33,000 and reimbursed expenses for $18,022 (CDN$20,000). The warrants have a two- year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term.

Private Placements of Securities for the three months ended January 31, 2007

On December 12, 2006 the Company issued 50,000 shares to a former officer upon exercising of 50,000 vested stock options at $0.75 for a total of $37,500.

On December 6, 2006 the Board of directors authorized the issuance of 133,334 common shares in the amount of $100,000 for a property payment to Atna Resources Ltd., along with a cash payment of $86,805 (CDN$100,000) as per terms of the agreement. The common shares along with the cash payment were delivered to Atna Resources Ltd. on December 12, 2006. This entire payment of $186,805 was expensed in the consolidated statements of operations.

On December 19, 2006 the Company issued 160,000 common shares to a consultant for services rendered. These services relate to the consulting agreement dated March 21, 2006. As per terms of that agreement, the Consultant was to provide to the Company market and financial advice and expertise as may be necessary relating to the manner of offering and pricing of securities. The agreement was for a period of twelve months commencing the day of trading of the Company’s stock on the Toronto Stock Exchange (April 19, 2006). As per the agreement, the Consultant was to be compensated a fee equal to 240,000 restricted common shares of the Company with a fair value of $196,800 and was to receive these shares on a monthly basis. Each party was able to cancel the agreement on 30 days notice. The Company cancelled the agreement as of November 30, 2006 and on December 19, 2006 issued 160,000 common shares as full and final consideration.

On December 19, 2006 the Company issued 200,000 common shares in lieu of sale of 200,000 Flow-Through Special Warrants made to a Canadian accredited investor, for $180,000 (CDN$205,020) on December 30, 2005. Each Flow-Through Special Warrant entitled the Holder to acquire one flow-through common share of the Company at no additional cost.

On August 11, 2006 the Company had issued 817,980 restricted shares in total to three consultants for services relating to business promotion and development. These consultants had assisted management in the preparation of financial offerings and in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States and Canada. Except for 342,780 common shares which were earned by these consultants as of October 31, 2006, the balance of 475,200 common shares were held in escrow to be released to each consultant in 8 monthly installments of 19,800 common shares commencing November 1, 2006. The Company cancelled the contracts with these consultants and received back 356,400 common shares for cancellation. The Company has expensed costs for consulting services relating to the balance of 118,800 common shares not received back for cancellation and will reverse the expense once received. (Refer to Note 12)

On December 28, 2006, the Company completed a private placement of 2,823,049 flow-through special warrants (which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at a price of $0.90 (CDN$1.05) per warrant and 334,218 unit special warrants at a price of $0.77 (CDN$0.90) per warrant for aggregate gross proceeds to the Company of $2,801,610 (CDN$3,264,996). Each flow-through special warrant entitles the holder to acquire, for no additional consideration, one common share of the Company. Each unit special warrant entitles the holder to acquire, for no additional consideration, one common share and one common share purchase warrant of the Company. Each common share purchase warrant entitles the holder to acquire one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date. In connection with this private placement, the Company agreed to file a prospectus in Canada qualifying the issuance of the common shares and warrants issuable upon the exercise of the special warrants as well as those common shares issuable on exercise of the common share purchase warrants. In addition, the Company agreed to file a registration statement in the United States covering the re-sale of common shares underlying the units and warrants by the respective shareholders. In the event the Company fails to obtain effectiveness for the final prospectus and the registration statement by February 26, 2007 (60 days from the closing date), each flow-through special warrant will entitle the holder to acquire 1.1 common shares on exercise thereof and each unit special warrant will entitle the holder to acquire 1.1 common shares and 1.1 common share purchase warrants on exercise thereof. The flow-through and unit special warrants will be automatically exercised on the earlier of (i) the third business day after the issuance of a receipt for the final prospectus and the effectiveness of the registration statement, or (ii) the four month anniversary of the closing date of the private placement. On closing, Northern Securities Inc., the lead agent received a cash commission of $171,164 (CDN$198,550) as well as 169,042 flow-through compensation options and 23,395 unit compensation options. In addition, as part of the private placement, Limited Market Dealer Inc. received a cash commission of $25,862 (CDN$30,000) as well as 28,571 flow-through compensation options and Novadan Capital Ltd. received a cash payment of $28,362 (CDN$32,900) as well as 32,900 unit compensation options. Each flow-through compensation option entitles the holder to acquire, for no additional consideration, one flow-through compensation warrant, each exercisable into one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. Each unit compensation option entitles the holder to acquire, for no additional consideration, one unit compensation warrant, each exercisable at $0.81 (CDN$0.941) into one common share and one common share purchase warrant of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. In the event the Company fails to obtain receipts for the final prospectus or effectiveness the registration statement by February 26, 2007 (60 days from the closing date), each flow-through compensation option will entitle the holder to acquire 1.1 flow-through compensation warrants on exercise thereof and each unit compensation option granted to Northern Securities, Inc. will entitle the holder to acquire 1.1 unit compensation warrants on exercise thereof. The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated under the Securities Act (“Regulation S”).

On January 11, 2007, the Company issued its obligated 400,000 common shares and an additional 4,000 common shares as penalty, in lieu of sale of 400,000 Special Warrants to a Canadian accredited investor for $404,000 paid on December 15, 2005. Each Special Warrant entitled its holder to acquire one common share of the Company and one common share purchase warrant at no additional cost. The Company was obligated to have a registration statement become effective within 181 days of the closing. In the absence of a registration statement being declared effective within 181 days of the closing, the Company issued an additional 4,000 common shares to the Canadian accredited investor at no extra cost as a penalty.

SUBSEQUENT EVENTS

On March 9, 2007, the TSX approved the Company’s 2006 Stock Option Plan.

On March 6, 2007 the Company cancelled consulting agreements with three consultants and received back 356,400 of the 475,200 common shares, which were being held in escrow, for cancellation.

The Company filed a registration statement under the Securities Act of 1933, as amended, covering the resale of the common shares underlying the Flow-Through Special Warrants and Unit Special Warrants issuable upon exercise of the Special Warrants (referred to in Note 10) on February 12, 2007.  This registration statement was made effective on March 1, 2007.

As at February 26, 2007, the Company did not have an effective Canadian prospectus and SB-2 registration statement required for the issue of 2,823,049 Flow-Through Special Warrants and 334,218 Unit Special Warrants (refer to Note 10). The Company is now required to issue an additional 10-percent Flow-Through Special Warrants, an additional 10-percent Unit Special Warrants, an additional 10-percent Flow-Through Compensation Options and an additional 10-percent Unit Compensation options as a penalty.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

On January 19, 2007, the Company held an annual and special meeting of shareholders in Toronto, Ontario. At the meeting the following items were approved by shareholders: (1) The shareholders re-elected all of the members of the Board of Directors of the Company, (2) the shareholders ratified the appointment Schwartz Levitsky Feldman, LLP as the independent auditors of the Company for the financial year ending April 30, 2007, (3) the shareholders approved the establishment of a new 2006 Stock Option Plan and (4) the shareholders approved a resolution extending the expiry dates of certain outstanding stock options of the Company held by officers and directors of the Company. The directors re-elected at the meeting were: J.L. Guerra, Jr., Paul A. Gorman, Howard S. Barth, Robert E. Van Tassell, Chester (Chet) Idziszek and Kenneth J. Hill. The election of directors was not contested. There were no shareholder proposals before the meeting.

VOTES FOR	VOTES AGAINST	ABSTENTIONS	ITEM BEFORE SHAREHOLDERS

			To elect six directors to serve until the next Annual Meeting of Shareholders or until their respective successors are elected or appointed;

9,322,796		1,170,777	J.L. Guerra, Jr.
9,380,326		1,113,247	Howard S. Barth
10,493,536		37	Chester (Chet) Idziszek
10,493,536		37	Robert E. Van Tassell
9,380,326		1,113,247	Kenneth J. Hill
10,378,637		114,936	Paul A. Gorman

10,425,973		67,600	To ratify the appointment of Schwartz Levitsky Feldman, LLP as the independent auditors of the Company for the financial year ending April 30, 2007;

6,964,296	827,276	2,702,001	To approve the establishment of a new 2006 Stock Option Plan;

6,725,296	1,066,276	2,702,001	To approve a resolution extending the expiry dates of certain outstanding stock options of the Company;

ITEM 5: OTHER INFORMATION:

ITEM 6: EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)	31.1	Certification of Chief Executive Officer.
	31.2	Certification of Chief Financial Officer.
	32.1	Certificate of Chief Executive Officer and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2007	By:	/s/ Paul A. Gorman
Paul A. Gorman, CEO and Director