Form 10KSB
period 2007-04-30
YUKON GOLD CORP INC
filed 2007-07-30
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the Fiscal Year April 30, 2007, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-50427

YUKON GOLD CORPORATION, INC.
(Exact name of registrant as specified in its charter)
Delaware	52-2243048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 York Street
Suite 401
Toronto, Ontario M5J 1R7 Canada
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 416-865-9790

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐

The issuer had no revenue in the year ended April 30, 2007.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of April 30, 2007 was approximately $12,665,608 based upon the closing price of the issuer’s Common Stock reported for such date on the OTC Bulletin Board.  For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer.  This determination is not necessarily conclusive.

As of April 30, 2007, 22,883,137 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure Yes ☐ No ☒

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission.  Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements.  Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Part II., Item 6, “Management’s Discussion and Analysis—Risk Factors,” and elsewhere in this report.  We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future

Item 1.   Description of Business.

In this report, the terms “Yukon Gold”, “Company,” “we,” “us” and “our” refer to Yukon Gold Corporation, Inc.  The term “common stock” refers to the Company’s common stock, par value $0.0001 per share.

Yukon Gold is an exploration stage mining company. Our objective is to explore and, if warranted and feasible, to develop ore reserves on the mineral claims located in the Mayo Mining District of the Yukon Territory, Canada. We hold these claims through our wholly owned subsidiary, Yukon Gold Corp., an Ontario, Canada corporation (“YGC”). The mineral claims are in two separate locations that are referred to herein as the “Mount Hinton Property” and the “Marg Property.” These locations lie within 20 miles of each other in the Yukon Territory. All of our exploration activities are undertaken through YGC. We cannot ascertain at this time whether a commercially viable mineral resource exists on the Mount Hinton Property or the Marg Property. We are undertaking further exploration at both properties. Each major exploration program requires us to raise further capital.

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

We have an option agreement with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the mineral claims described in this report as the "Mount Hinton Property". Our agreement with the Hinton Syndicate requires us to make regular ongoing investments. If we fail to make these investments, we will not earn an interest in these mineral claims and we may lose all of our rights in the Mount Hinton Property. The Marg Acquisition Agreement also requires the Company to make material deferred payments on December 12 of 2007 and 2008. If we are unable to raise sufficient capital to make these payments we may lose all of our rights in the Marg Property.

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

Our ability to develop our mineral properties and the future profitability of the Company is directly related to the market price of certain minerals. The rise in commodity prices over the past two years has resulted in increased investor interest in mineral exploration companies. The Company has benefited from this trend, but like other companies in this sector, the Company would be negatively affected if commodity prices were to fall.

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

In March of 2005, our wholly owned Canadian subsidiary, YGC, acquired from Medallion Capital Corp. (“Medallion”) all of Medallion’s rights to purchase and develop the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the central Yukon Territory of Canada. The price paid by the Company was Medallion’s cost to acquire the interest. Medallion is owned and controlled by a former director of the Company, Stafford Kelley. The rights acquired by YGC arise under a Property Purchase Agreement between Medallion and Atna Resources Ltd. (“Atna”), hereinafter referred to as the “Marg Acquisition Agreement.” Under the terms of the Marg Acquisition Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Marg Acquisition Agreement for $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005; $86,805 (CDN$100,000) cash and an additional 133,334 common shares of the Company on December 12, 2006.

The Company has agreed to make subsequent payments under the Marg Acquisition Agreement of: (i) $90,082 (CDN$100,000) cash on or before December 12, 2007; and (ii) $180,164 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $900,820 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $2,864,607 (CDN$3,180,000) for the 2007 Work Program. The Company had approximately $495,451 (CDN$550,000) on deposit left over from the 2006 cash call schedule.

The Mount Hinton Property

The Mount Hinton Property consists of 273 mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory, Canada. Our claims are registered in the Mining Recorders Office in the Mayo Mining District of the Yukon Territory and give us the right to explore and mine minerals from the property covered by the claims. The claims are located adjacent to the Keno Hill Mining Camp, approximately 6 miles southeast of Keno City and about 37 miles northeast of the village of Mayo in the Yukon Territory of Canada. The Keno Hill Mining Camp was operated by United Keno Hill Mines Ltd. (“UKHM”), and operated continuously from 1913 to 1989. During much of that time, our claims were held by UKHM, which conducted limited exploration work with some success in the mid 1960’s and again in the mid 1980’s. In 2002, we conducted a program to further evaluate a potential resource on the property. Since 2003 we have employed Archer Cathro & Associates (1981) Ltd., a Vancouver, British Columbia geology firm, to continue the exploration and provide a comprehensive report on the claims. We are conducting further exploration of the site during the summer of 2006, as further described in Management’s Discussion and Analysis or Plan of Operations herein. Mount Hinton has elevations of approximately 6,500 ft. above sea level. Our ability to conduct surface exploration at this latitude and elevation is limited to the period each year from late May to late October.

Our wholly owned Canadian subsidiary, YGC, also holds an option from the Hinton Syndicate (the “Hinton Option Agreement”), a private syndicate consisting of four individuals, with whom we have an agreement to acquire a 75% interest in the 273 mineral claims covering approximately 14,000 acres in the Mayo Mining District of the Yukon Territory in Canada.

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate. The terms of our agreement with the Hinton Syndicate (the “Hinton Syndicate Agreement”) are outlined below. The Hinton Syndicate Agreement was entered into in July of 2002 and amended as of July 7, 2005.

The schedule of Property Payments and Work Programs and the status of payment are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$19,693	(CDN$ 25,000)	Paid
On July 7, 2003	$59,078	(CDN$ 75,000)	Paid
On July 7, 2004	$118,157	(CDN$ 150,000)	Paid
On January 2, 2006	$125,313	(CDN$ 150,000)	Paid
On July 7, 2006	$134,512	(CDN$ 150,000)	Paid
On July 7, 2007	$135,123	(CDN$150,000)	Paid Subsequently
On July 7, 2008	$135,123	(CDN$150,000)

TOTAL	$726,999	(CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods:
July 7/02 to July 6/03	$118,157	(CDN$ 150,000)	Incurred
July 7/03 to July 6/04	$196,928	(CDN$ 250,000)	Incurred
July 7/04 to July 6/05	$256,006	(CDN$ 325,000)	Incurred
July 7/05 to Dec. 31/06	$667,795	(CDN$ 750,000)	Amended
Jan. 1/07 to Dec. 31/07	$900,820	(CDN$1,000,000)
Jan. 1/08 to Dec. 31/08	$1,126,025	(CDN$1,250,000)
Jan. 1/09 to Dec. 31/09	$1,351,230	(CDN$1,500,000)

TOTAL	$4,616,961	(CDN$5,225,000)

By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company is now allowed to defer the expenditure of approximately $212,074 (CDN$235,423) until December 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon Work Program expenditures of $1,351,230 (CDN$1,500,000)

50% interest upon Work Program expenditures of $2,252,049 (CDN$2,500,000)

75% interest upon Work Program expenditures of $4,616,961 (CDN$5,225,000)

YGC has subsequent to the year end attained a 25% interest. In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement. Section 2.2(a) of the Hinton Option Agreement defines the term, “incurred” as follows: “Costs shall be deemed to have been “incurred” when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur.” Consequently, the term, “incurred” includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006. This provision was met on May 15, 2006.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,616,961 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC’s relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,504,099 (CDN$5,000,000).

The Hinton Syndicate Agreement provides that the Hinton Syndicate receive a 2% “net smelter returns royalty.” In the event that we exercise our option to buy the entire interest of the Hinton Syndicate (which is only possible if we have reached a 75% interest, as described above) then the "net smelter return royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The “net smelter returns royalty” is a percentage of the gross revenue received from the sale of the ore produced from our mine less certain permitted expenses.

The Hinton Syndicate Agreement entitles the Hinton Syndicate to recommend for appointment (but not nominate) one member to the board of directors of the Yukon Gold.

The Hinton Syndicate members each have the option to receive their share of property payments in stock of Yukon Gold at a 10% discount to the market. YGC and Yukon Gold also have the option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of Yukon Gold. As of July 7, 2006, Yukon Gold issued to the Hinton Syndicate 43,166 shares of its common stock, based upon a valuation adopted by the Board of Yukon Gold of $1.24 (CDN$1.39) per share, as partial payment of the July 7, 2006 Property Payment. On July 7, 2006 the Company issued 43,166 common shares and paid $80,501 (CDN$90,000) in cash in settlement of the property payment due on July 7, 2006 on the Mount Hinton Property. The shares represent 40% of the total $134,168 (CDN$150,000) payment and were valued at $1.24 (CDN$1.39) each. The payment due on July 7, 2007 was made subsequent to the year end.

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

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project totaling $1,279,164 (CDN$1,420,000) for the 2007 Work Program. The Company has approximately $67,561(CDN$75,000) on deposit left over from the 2006 cash call schedule.

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

Corporate Office

The Company relocated its corporate offices to 55 York Street, Suite 401, Toronto, Ontario M5J 1R7. The Company entered into a five-year lease which was executed on March 27, 2006. The lease commenced on July 1, 2006. Minimum lease commitments under the lease were as follows:
Years ending April 30,	Minimum lease commitment
2008	$43,010 (CDN $47,756)
2009	$43,131 (CDN $47,880)
2010	$44,807 (CDN $49,740)
2011	$45,142 (CDN $50,112)
2012	$7,525 (CDN $ 8,353)

 Item 3.   Legal Proceedings.

There is no material legal proceeding pending or, to the best of our knowledge, threatened against the Company or its subsidiaries.

Item 4.  Submission of Matters to Vote of Security Holders.

On January 19, 2007, the Company held an annual and special meeting of shareholders in Toronto, Ontario. At the meeting the following items were approved by shareholders: (1) The shareholders re-elected all of the members of the Board of Directors of the Company, (2) the shareholders ratified the appointment of Schwartz Levitsky Feldman, LLP as the independent auditors of the Company for the financial year ending April 30, 2007, (3) the shareholders approved the establishment of a new 2006 Stock Option Plan and (4) the shareholders approved a resolution extending the expiry dates of certain outstanding stock options of the Company held by officers and directors of the Company. The directors re-elected at the meeting were: J.L. Guerra, Jr., Paul A. Gorman, Howard S. Barth, Robert E. Van Tassell, Chester (Chet) Idziszek and Kenneth J. Hill. The election of directors was not contested. There were no shareholder proposals before the meeting.

VOTES FOR	VOTES AGAINST	ABSTENTIONS	ITEM BEFORE SHAREHOLDERS
			To elect six directors to serve until the next Annual Meeting of Shareholders or until their respective successors are elected or appointed;

9,322,796		1,170,777	J.L. Guerra, Jr.

9,380,326		1,113,247	Howard S. Barth

10,493,536		37	Chester (Chet) Idziszek

10,493,536		37	Robert E. Van Tassell

9,380,326		1,113,247	Kenneth J. Hill

10,378,637		114,936	Paul Gorman

10,425,973		67,600	To ratify the appointment of Schwartz Levitsky Feldman, LLP as the independent auditors of the Company for the financial year ending April 30, 2007;

6,964,296	827,276	2,702,001	To approve the establishment of a new 2006 Stock Option Plan;

6,725,296	1,066,276	2,702,001	To approve a resolution extending the expiry dates of certain outstanding stock options of the Company;

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

As of April 30, 2007, there are 22,883,137 shares of common stock outstanding, held by 779 shareholders of record. Of that amount, 16,366,728 common shares were issued and outstanding as of April 30, 2006.

Private Placements of Securities For the Year Ended April 30, 2006

On March 28, 2006 the Company completed a brokered private placement through the issuance of 5,331,327 common share units at a price of $0.60 per unit for gross proceeds of $3,198,799. The Company also completed a private placement through the issuance of 25,000 so-called “flow-through” shares at a price of $0.75 per share for gross proceeds of $ 18,750. “Flow through” shares carry certain tax benefits to shareholders who are Canadian tax payers. The Company must use the proceeds from the placement of “flow-through” securities for exploration and development programs in order to enable the holders of “flow-through” shares to derive the tax benefits in Canada. Each Common share unit consists of one share and one-half of one common share purchase warrant. Each whole common share purchase warrant entitles the holder to purchase one common share at $0.90 per share for a period expiring on March 28, 2008. The placement agent in Canada for this private placement was Novadan Capital Ltd., based in Toronto, Canada (“Novadan”). Novadan (or its permitted assignees) received a commission in connection with this private placement consisting of cash equal to 9% of the proceeds of the private placement in Canada ($289,579.00) and 533,133 broker’s warrants equaling 10% of the number of common share units sold. Each broker warrant entitles Novadan or its permitted assigns to purchase common shares and one-half share purchase warrant for $0.60 until March 28, 2008. Each full warrant is then exercisable for $0.90. In addition, Yukon Gold paid all of Novadan’s expenses related to the private placement, subject to a cap of $20,000. As part of the agreement with Novadan in connection with this offering, the Company granted to Novadan a right-of-first refusal to act as underwriter or best-efforts placement agent in connection with any subsequent public or private offering by the Company within eighteen months of the closing. In addition, Yukon Gold entered into a Consulting Agreement with Novadan for ongoing financial and strategic advice. As compensation under the Consulting Agreement, Yukon Gold will issue to Novadan 240,000 shares of its common stock, such shares to be issued in equal installments over the twelve-month period of the Consulting Agreement. Yukon Gold has agreed to register the re-sale of these shares at the earliest date that the Company files a registration statement.

On December 30, 2005, Yukon Gold completed a private placement of 200,000 flow-through special warrants to a single investor in Canada for consideration of $180,000. Each such flow-through special warrant entitles the holder to acquire one “flow through” common share of the Company for no additional consideration. So-called “flow through” shares carry certain tax benefit to Canadian holders. The Company has undertaken to register the re-sale of the common shares underlying the flow-through special warrants. The flow-through special warrants become automatically exercisable as of the effective date of a registration statement covering the resale of the underlying shares in the United States.

On December 15, 2005, the Company completed the sale of 400,000 special warrants to a single investor in Canada at a purchase price of $1.01 per special warrant for total consideration of $404,000. Each special warrant entitles the holder to purchase one common share of the Company and one additional common share purchase warrant at no additional cost. The Company has undertaken to register the re-sale of the common shares underlying the special warrants. The special warrants become automatically exercised as of the effective date of a registration statement covering the resale of the underlying shares in the United States. The terms of the private placement provided that if such a registration statement covering such re-sale was not effective by June 15, 2006, the holder of the special warrant would be entitled to receive 1.1 common shares and 1.1 Special Warrants for each common share and special warrant then held by such holder in lieu of the holders original interest (an additional 10% issuance referred to as “penalty interest”). The Company did not file a registration statement covering the re-sale of such shares and this holder was then entitled to receive the penalty interest. The Company declined to file a re-sale registration statement at that time in order to avoid interference with other capital raising efforts of the Company in the United States. The Company does intend to register the re-sale of the common shares underlying the Special Warrants at a future date.

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

Private Placements of Securities For the Year Ended April 30, 2007

On October 3, 2006, the Company completed a brokered private placement and issued 400,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company paid a finders fee of 6% and reimbursed expenses for 3% of the total consideration. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. .

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

On December 28, 2006, the Company completed a private placement of 2,823,049 flow-through special warrants (which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at a price of $0.90 (CDN$1.05) per warrant and 334,218 unit special warrants at a price of $0.77 (CDN$0.90) per warrant for aggregate gross proceeds to the Company of $2,801,610 (CDN$3,264,996). Each flow-through special warrant entitles the holder to acquire, for no additional consideration, one common share of the Company. Each unit special warrant entitles the holder to acquire, for no additional consideration, one common share and one common share purchase warrant of the Company. Each common share purchase warrant entitles the holder to acquire one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date. In connection with this private placement, the Company agreed to file a prospectus in Canada qualifying the issuance of the common shares and warrants issuable upon the exercise of the special warrants as well as those common shares issuable on exercise of the common share purchase warrants. In addition, the Company agreed to file a registration statement in the United States covering the re-sale of common shares underlying the units and warrants by the respective shareholders. The Company subsequently declined to file a prospectus in Canada but did file the registration statement in the United States. As a result of the Company’s decision not to file a prospectus in Canada, primarily because of the cost involved, the Company was obligated to pay a penalty to the holders of the securities issued in the private placement. As a result of the penalty, (i) each flow-through special warrant entitles the holder to acquire 1.1 common shares on exercise thereof and (ii) each unit special warrant entitles the holder to acquire 1.1 common shares and 1.1 common share purchase warrants on exercise thereof. In connection with the private placement, Northern Securities Inc., the lead agent, received a cash commission of $171,164 (CDN$198,550) as well as 169,042 flow-through compensation options and 23,395 unit compensation options. In addition, as part of the private placement, Limited Market Dealer Inc. received a cash commission of $25,862 (CDN$30,000) as well as 28,571 flow-through compensation options and Novadan Capital Ltd. received a cash payment of $28,362 (CDN$32,900) as well as 32,900 unit compensation options. Each flow-through compensation option entitles the holder to acquire, for no additional consideration, one flow-through compensation warrant, each exercisable into one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. Each unit compensation option entitles the holder to acquire, for no additional consideration, one unit compensation warrant, each exercisable at $0.81 (CDN$0.941) into one common share and one common share purchase warrant of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. As a result of the penalty, (i) each flow-through compensation option entitles the holder to acquire 1.1 flow-through compensation warrants on exercise thereof and (ii) each unit compensation option granted to Northern Securities, Inc. entitles the holder to acquire 1.1 unit compensation warrants on exercise thereof. The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated under the Securities Act (“Regulation S”).

On January 11, 2007, the Company issued its obligated 400,000 common shares and an additional 4,000 common shares as penalty, in lieu of sale of 400,000 Special Warrants to a Canadian accredited investor for $404,000 paid on December 15, 2005. Each Special Warrant entitled its holder to acquire one common share of the Company and one common share purchase warrant at no additional cost. The Company was obligated to have a registration statement become effective within 181 days of the closing of the December 15, 2005 private placement and did not do so. In the absence of a registration statement being declared effective within 181 days of the closing, the Company issued an additional 4,000 common shares to the Canadian accredited investor at no extra cost as a penalty. The Company expensed an amount of $5,000 to registration rights penalty expense under the heading General and Administration and credited this to Additional paid in capital.

On April 25, 2007 the Company issued 2,823,049 common shares and an additional 282,309 shares as a penalty, relating to the private placement of 2,823,049 flow-through special warrants on December 28, 2006 (refer to note above). The penalty shares were issued as the Company failed to obtain receipts for the final prospectus or effectiveness of the registration statement by February 26, 2007 (60 days from the closing date). The Company expensed an amount of $163,739 to registration rights penalty expense under the heading General and Administration and credited this to Additional paid in capital.

On April 25, 2007 the Company issued 334,218 common shares and an additional 33,423 shares as a penalty, relating to the private placement of 334,218 unit special warrants on December 28, 2006 (refer to note above). The penalty shares were issued as the Company failed to obtain receipts for the final prospectus or effectiveness of the registration statement by February 26, 2007 (60 days from the closing date). The Company expensed an amount of $19,386 to registration rights penalty expense under the heading General and Administration and credited this to Additional paid in capital.

Other Sales or Issuances of Unregistered Securities
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

On August 25, 2005 the Company entered into a Consulting Agreement with Endeavor Holdings, Inc. (“Endeavor”), based in New York, New York to assist the Company in raising capital. Under the terms of this agreement the Company agreed to pay Endeavor 150,000 common shares at the rate of 25,000 shares per month. Either party could cancel the agreement upon 30 days notice. The Company issued 150,000 common shares valued at $130,500 to Endeavor.

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

Year ended April 30, 2007

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

On July 7, 2006 the Company issued 43,166 common shares in settlement of a property   payment on the Mount Hinton property. The shares represent a $53,845 (CDN$60,000) payment and were valued at $1.25 (CDN$1.39) each.

On July 7, 2006 the Company issued 64,120 common shares for the exercise of 64,120 warrants at $0.90 (CDN$1.00) from a warrant holder in consideration of $57,869 (CDN$64,120).

On July 17, 2006 the Company issued 61,171 common shares for the exercise of 61,171 warrants at $0.88 (CDN$1.00) from a warrant holder in consideration of $53,824 (CDN$61,171).

On August 11, 2006 the Company held in escrow 817,980 restricted shares in total to three consultants for services relating to business promotion and development. These consultants assisted management in the preparation of financial offerings and in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States and Canada. Except for 342,780 common shares which were earned by these consultants as of October 31, 2006, the balance of 475,200 common shares held in escrow were to be released to each consultant in 8 monthly installments of 19,800 common shares commencing November 1, 2006. Out of 475,200 common shares held in escrow, 356,400 common shares were returned to the Company for cancellation.

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

Purchase Warrants

The following table summarizes the warrants outstanding as of the year ended April 30, 2007.

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at April 30, 2005 and average exercise price	537,231	0.82
Granted in year 2005-2006	150,000	1.00	December 5, 2006
Granted in year 2005-2006	32,320	1.00	December 15, 2006
Granted in year 2005-2006	259,542	1.00	August 5, 2007
Granted in year 2005-2006	18,252	1.00	August 15, 2007
Granted in year 2005-2006	245,455	1.00	August 22, 2007
Granted in year 2005-2006	100,000	1.00	August 31, 2007
Granted in year 2005-2006	12,500	1.25	January 14, 2007
Granted in year 2005-2006	16,667	1.25	January 25, 2007
Granted in year 2005-2006	37,500	1.25	February 9, 2007
Granted in year 2005-2006	17,001	1.25	March 7, 2007
Granted in year 2005-2006	50,000	1.25	April 11, 2007
Granted in year 2005-2006	2,665,669	0.90	March 28, 2007
Granted in year 2005-2006	533,133	0.60	March 28, 2007
Exercised in year 2005-2006	(24,000)	(0.82)
Expired in year 2005-2006
Cancelled in year 2005-2006
Outstanding at April 30, 2006 and average exercise price	4,651,270	0.88
Granted in year 2006-2007	950,000	1.50	October 4, 2008
Granted in year 2006-2007	367,641	0.90	December 28, 2008
Granted in year 2006-2007	276,011	0.81	December 28, 2008
Exercised in year 2006-2007	(306,773)	(0.89)
Exercised in year 2006-2007	(107,787)	(0.90)
Exercised in year 2006-2007	(61,171)	(0.88)
Expired in year 2006-2007	(171,168)	(1.25)
Expired in year 2006-2007	(186,320)	(1.00)
Cancelled	-
Outstanding at April 30, 2007 and average exercise price	5,411,703	$0. 97

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

Outstanding Share Data

As at April 30, 2007, 22,883,137 common shares of the Company were outstanding.

Of the options to purchase common shares issued to the Company’s directors, officers and consultants under the Company’s 2003 stock option plan, 2,084,000 remained outstanding with exercise prices ranging from $0.55 to $1.19 and expiry dates ranging from April 15, 2008 to January 20, 2011. If exercised, 2,084,000 common shares of the Company would be issued, generating proceeds of $1,966,760.

Of the options to purchase common shares issued to the Company’s directors, officers and consultants under the Company’s 2006 stock option plan, 400,000 remained outstanding with exercise prices ranging from to $0.41(CDN$0.47) to $0.43 (CDN$0.50) and expiry dates ranging from March 20, 2012 to March 28, 2012. If exercised, 400,000 common shares of the Company would be issued, generating proceeds of $169,000 (CDN$195,500).

On April 30, 2007, 5,411,703 share purchase warrants were outstanding with exercise prices ranging from $0.60 to $1.50 and expiring between August 5, 2007 and December 28, 2008. If exercised, 5,411,703 common shares would be issued, generating proceeds of $5,249,352

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,895,703	$0.93	1,600,000
Equity compensation plans not approved by securities holders	N/A	N/A	N/A
Total	7,895,703	$0.93	1,600,000

To date we have not paid any dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the board of directors.

Subsequent Issue of Common Shares

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “YGDC.” The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Our high and low sales prices of our common stock during the fiscal years ended April 30, 2007 and 2006 are as follows.

These quotations represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR 2007	HIGH	LOW
First Quarter	$1.70	$0.95
Second Quarter	$1.36	$0.81
Third Quarter	$1.10	$0.58
Fourth Quarter	$0.70	$0.35

FISCAL YEAR 2006	HIGH	LOW
First Quarter	$1.05	$0.42
Second Quarter	$1.12	$0.52
Third Quarter	$1.45	$0.60
Fourth Quarter	$2.25	$0.67

As of April 19, 2006, our stock began trading on the Toronto Stock Exchange under the symbol “YK.” The high and low trading prices for our common stock for the fiscal year periods indicated below are as follows:

FISCAL YEAR 2007	HIGH	LOW
First Quarter	US$1.54 (CDN$1.71)	US$0.90 (CDN$1.00)
Second Quarter	US$1.40 (CDN$1.55)	US$0.74 (CDN$0.82)
Third Quarter	US$1.08 (CDN$1.20)	US$0.67 (CDN$0.74)
Fourth Quarter	US$0.80 (CDN$0.89)	US$0.38 (CDN$0.42)

FISCAL YEAR 2006	HIGH	LOW
Fourth Quarter	US$2.25 (CDN$2.40)	US$0.67 (CDN$1.75)

Our Transfer Agent

Our transfer agent is Equity Transfer & Trust Services, Inc. with offices at 200 University Ave., Suite 400, Toronto, Ontario M5H 4H1. Their phone number is 416-361-0930. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

Dividends

We have not declared any cash dividends on our common stock. We plan to retain any future earnings, if any, for exploration programs, administrative expenses and development of the Company and its assets.

Securities Authorized for Issuance Under Equity Compensation Plans.

The Company adopted a new Stock Option Plan at its shareholders meeting on January 19, 2007 (the “2006 Stock Option Plan”). The 2006 Stock Option Plan will be administered by the board of directors of the Company or, in the board of directors’ discretion, by a committee appointed by the board of directors for that purpose. The TSX approved the 2006 Stock Option plan on March 9, 2007.

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

The following summarizes options outstanding as at April 30:

	Option Price	Number of shares
Expiry Date	Per Share	2007	2006
December 15, 2009	$0.75	250,000	1,100,000
January 5, 2010	$0.75	60,000	84,000
June 28, 2010	$0.55	490,000	490,000
April 15, 2008	$0.58	20,000	20,000
December 13, 2010	$1.19	1,026,000	1,026,000
December 13, 2010	$1.19	88,000	88,000
January 20, 2011	$0.85	150,000	150,000
March 20, 2012	$0.43	*250,000
March 28, 2012	$0.41	**150,000
		2,484,000	2,958,000
Weighted average exercise price at end of year		0.86	0.89

* These options were granted at CDN$0.50 (US $0.43 on date of grant)

** These options were granted at CDN$0.47 (US $0.41 on date of grant)

	Number of Shares
	2006-2007	2005-2006
Outstanding, beginning of year	2,958,000	1,834,000
Granted	400,000	1,784,000
Expired	(800,000)	-
Exercised	(74,000)	(10,000)
Forfeited		-
Cancelled		(650,000)
Outstanding, end of year	2,484,000	2,958,000
Exercisable, end of year	1,625,786	1,269,450

Item 6.   Management’s Discussion and Analysis

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Discussion of Operations & Financial Condition Twelve months ended April 30, 2007

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at April 30, 2007, we had accumulated losses of $6,935,382. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the year has been its effort to raise additional capital to meet its ongoing obligations under both the Hinton Syndicate Agreement and the Marg Acquisition Agreement and to pursue its exploration activities.

Having obtained material financing, we implemented exploration programs at both the Mount Hinton and Marg Properties.

SELECTED ANNUAL INFORMATION
	April 30, 2007	April 30, 2006
Revenues	Nil	Nil
Net Loss	$3,703,590	$1,855,957
Loss per share-basic and diluted	$(0.20)	$(0.17)
Total Assets	$4,225,107	$2,842,553
Total Liabilities	$272,083	$250,688
Cash dividends declared per share	Nil	Nil

The total assets for the year ended April 30, 2007 includes cash and cash equivalents for $936,436, restricted cash and restricted deposit for $2,284,491 and capital assets for $56,551. For the year ended April 30, 2006, total assets include current assets of $2,661,137 and capital assets of $63,141. The significant increase in total assets is due to restricted cash of $2,266,602 as at April 30, 2007 as compared to $118,275 for the prior year. The increase in restricted cash arose as the Company completed a brokered private placement on December 28, 2006 for flow through warrants (which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at a price of $0.90 (CDN$1.05) per warrant.

Revenues

No revenue was generated by the Company’s operations during the years ended April 30, 2007 and April 30, 2006.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the year ended April 30, 2007 is general and administrative expense of $2,483,278, as compared with $1,085,199 for the year ended April 30, 2006. General and administrative expense represents approximately 56% of the total operating expense (net of the exploration tax credit) for the year ended April 30, 2007 and approximately 54% of the total operating expense (net of the exploration tax credit) for the year ended April 30, 2006. General and administrative expense increased by $1,398,079 in the current year, compared to the prior year. The increase in this expense is mainly due to increases in payroll, legal and consulting fees to consultants for providing investor relations and related market advice services, registration rights penalty expense for $188,125 and stock options costs.

Included in the operating expenses for the year ended April 30, 2007 (included as general and administration expense) is stock option compensation expense of $451,273 as compared with $225,246 for the prior year ended April 30, 2006. Stock-based compensation expense represents approximately 10% of the total operating expense (net of exploration tax credit) for the year ended April 30, 2007 and approximately 11% for the year ended April 30, 2006. These amounts have been calculated in accordance with generally accepted accounting principles in the United States, whereby the fair value of the stock options was determined at the time of grant of stock options to the Company’s directors, officers and consultants, and expensed over the vesting term, in terms of the Black-Scholes option pricing model.

(b) Project Expense

Included in operating expenses for the year ended April 30, 2007 is project expenses of $1,899,340 as compared with $933,326 for the year ended April 30, 2006. Project expense is a significant expense and it represents approximately 43% of the total operating expense (net of exploration tax credit) for the year ended April 30, 2007 and approximately 46% of the total operating expense (net of exploration tax credit) for the year ended April 30, 2006. Project expense increased by $966,014 in the current year, as compared to the prior year. The increase in this expense is mainly due to the additional expenses incurred by the Company on exploration of both the Mount Hinton Property claims and its Marg Property in the Yukon Territory of Canada. In March of 2005, the Company acquired the rights to purchase 100% of the Marg Property. During the current year ended April 30, 2007, the Company besides incurring exploration expenses on the Marg property, also made an additional payment of $86,805 (CDN $100,000) and issued 133,333 common shares valued at $100,000 which formed part of project expenses.

During the prior year ended April 30, 2006, the Company made a payment of $43,406 (CDN $50,000) and issued 133,333 common shares valued at $100,000 which also formed part of project expenses.

(c) Exploration Tax Credit

Included as a credit to operating expenses for the year ended April 30, 2007 is an exploration tax credit of $321,013, as compared to $144,414 for the year ended April 30, 2006. The Company has a claim to the Yukon exploration tax credit, since it maintains a permanent establishment in the Yukon Territory of Canada and has incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company’s expectation of receiving this credit is based on the history of receiving past tax credits. The Company will be filing tax returns for the year 2007 to claim this credit.

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

On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton Property project totaling $717,800 (CDN$802,500) for the 2006 Work Program. On May 16, 2006 the Company paid $136,404 (CDN$152,500) to the contractor, on June 15, 2006 the Company paid $223,614 (CDN$250,000) to the contractor, and on July 15, 2006 the Company paid $223,614 (CDN$250,000) to the contractor - the first three of the five cash call payments. The fourth payment of $357,782 (CDN$400,000) was paid on August 20, 2006 and the fifth payment of $223,613 (CDN$250,000) paid on September 20, 2006

Following termination of the summer 2006 exploration program, by letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company is now allowed to defer the expenditure of approximately $212,074 (CDN$235,423) until December 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

With respect to the Option agreement between Yukon Gold and the Hinton Syndicate, Yukon Gold will earn a 75% interest in the property by making property payments of $765,697(CDN$850,000) and spending $4,616,961 (CDN$5,225,000) on the property. Having received permission from the Hinton Syndicate to move the unused portion of the summer 2006 work program commitment to the 2007 summer work program the Company is up to date with its financial commitments with respect to the Mount Hinton Property.

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

2.	Develop an underground ramp from which diamond drilling and underground testing of some of the vein systems can be carried out, or

3.
Convert to a Joint Venture arrangement with the Hinton Syndicate as provided in the Hinton Syndicate Agreement whereby Yukon Gold would retain a 25% interest in the property having met the expenditure of $1,351,230 (CDN$1,500,000) in work programs on the Mount Hinton Property. Yukon Gold must spend $900,820 (CDN$1,000,000) in 2007 plus the deferred expenditures of approximately $212,074 (CDN$235,423) as referred to above, in order to meet its work obligation under the Mount Hinton Agreement, unless it elects to convert to the joint venture arrangement.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project totaling $1,279,164 (CDN$1,420,000) for the 2007 Work Program. The Company has approximately $67,561(CDN$75,000) on deposit left over from the 2006 cash call schedule.

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

Resource classified in accordance with NI: 43-101

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

The drilling results of the nine holes drilled at the Marg Property in the summer of 2006 are generally consistent with the previous results from prior drilling programs reflected in the Company’s mineral report. We continue to hit mineralization to the west of known resources. The drill results are as follows:

Hole #	Copper (%)	Lead (%)	Zinc (%)	Gold (g/t)	Silver (g/t)
88	1.40	1.71	2.98	0.76	39.9
89	1.77	2.53	4.66	0.21	43.4
90	1.22	3.15	6.30	0.75	66.1
91	1.72 1.62	3.77 2.15	6.21 4.39	2.73 0.46	113.7 57.5
92	1.31	1.20	2.15	0.39	36.4
93	3.45	4.54	11.29	1.41	102.1
94	2.85 2.02	3.94 3.08	9.21 6.19	0.74 0.73	98.0 97.9
95	0.63	1.03	2.54	0.19	20.6
96	1.45	1.36	3.80	0.27	31.3

A total of $1,486,831 (CDN$1,750,000) was budgeted in 2006. The program was made up of the following components and budgeted expenditures:

	$ US	$ CDN
• 4400 metres of diamond drilling	$659,303	$776,000
• Geological support services	$257,434	$303,000
• Airborne geophysical survey	$127,443	$150,000
• Helicopter support	$162,277	$191,000
• Field support and management	$280,374	$330,000
	$1,486,831	$1,750,000

On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Marg Property totaling $1,674,866 (CDN$1,872,500) for the 2006 Work Program. On May 15, 2006 the Company paid $199,016 (CDN$222,500) to the contractor, on June 1, 2006 the Company paid $536,673 (CDN$600,000) to the contractor, and on July 20, 2006 the Company paid $357,782 (CDN$400,000) to the contractor. The fourth payment of $357,782 (CDN$400,000) was paid on August 20, 2006 and the fifth payment of $223,613 (CDN$250,000) paid on September 20, 2006

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $2,864,607 (CDN$3,180,000) for the 2007 Work Program. The Company had approximately $495,451(CDN$550,000) on deposit left over from the 2006 cash call schedule.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	April 30, 2007	April 30, 2006
Cash and cash equivalent	$936,436	$2,412,126
Working capital	$1,639,008	$2,422,313
Cash used in operating activities	$(4,903,195)	$(1,411,404)
Cash used in investing activities	$(6,141)	$(67,813)
Cash provided by financing activities	$3,492,092	$3,806,106

As at April 30, 2007 the Company had working capital of $1,639,008 as compared to a working capital of $2,422,313 in the previous year. During the year the Company raised (net) $3,009,762 by issuing common share units for cash. It also raised $429,537 through the exercise of warrants and $55,500 through the exercise of stock options. The Company also invested a small amount of $6,141 (prior year $67,813) in capital assets in the form of computer equipment, furniture and fixtures and office equipment.

Off-Balance Sheet Arrangement

The Company has a term deposit of $17,889 (CDN$20,000) with a Canadian financial institution which earns interest at 2.5% per annum with maturity on April 26, 2007. This deposit has been assigned to the financial institution to enable the financial institution to issue an Irrevocable Letter of Credit to The First Nation of NaCho Nyak Dun (“NND”) which exercises certain powers over land use and environment protection within the Yukon Territory of Canada. The Company required access to move heavy equipment over the land controlled by NND and therefore posted this security bond so that if the Company fails to comply with reclamation requirements, then the security bond will be available to NND to complete the work or may form part of the compensation package. The term deposit was returned to the Company in May 2007 since the letter of credit expired.

Contractual Obligations and Commercial Commitments

In addition to the contractual obligations and commitments of the Company to acquire its mineral properties as described in “Item 2 - Description of the Property,” the following are additional contractual obligations and commitments as at April 30, 2007.

Obligation under Capital Lease

The following is a summary of future minimum lease payments under the capital lease, together with the balance of the obligation under the lease as of April 30, 2007.

Years ending April 30,
2008	$3,222	(CDN$ 3,576)
2009	$3,222	(CDN$ 3,576)
2010	$3,222	(CDN$ 3,576)
2011	$3,222	(CDN$ 3,576)
2012	$806	(CDN$ 894)
Total minimum lease payments	$13,694	(CDN$15,198)
Less: Deferred Interest	$1,745	(CDN$ 1,937)
	$11,949	(CDN$13,261)
Current Portion	$2,812	(CDN$ 3,121)
Long-Term Portion	$9,137	(CDN$10,140)

Flow-Through Share Subscription

The Company entered into flow-through share subscription agreements during the year ended April 30, 2007 whereby it is committed to incur on or before December 31, 2007, a total of $2,543,505 (CDN$2,964,200) of qualifying Canadian Exploration expenses as described in the Income Tax Act of Canada. As of April 30, 2007 an expenditure of $133,363 (CDN$148,046) has been incurred and $2,536,842 (CDN$2,816,154) has not yet been spent. Commencing March 1, 2007 the Company is liable to pay a tax of approximately 5% per annum, calculated monthly on the unspent portion of the commitment.

Consulting Agreement

The Company entered into a one year consulting agreement with a consultant on December 28, 2006 commencing January 1, 2007. As per terms of the agreement, the consultant was to provide consulting services which included market awareness, financial and strategic advice. The Company is to compensate the consultant a fee which equals to a total of 500,000 restrictive shares over a period of twelve months with shares to be delivered on a monthly basis. The Company has accrued the cost in the statements, although in the opinion of the Company, it is not obligated to issue stock as the consultant is in breach of the contract due to non-performance of the agreed services. The Company is discussing the contractual terms with the consultant.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) - the fair value option for financial assets and liabilities including in amendment of SFAS 115.

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable and accrued liabilities. To the extent actual results differ from those estimates, our future results of operations may be affected. Besides this critical accounting policy on use of estimates, we believe the following critical accounting policy affects the preparation of our consolidated financial statements.

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

Item 8A.  Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Audit Committee

The Audit Committee is composed of three independent directors - J.L. Guerra, Jr., Chet Idziszek and Robert Van Tassell. The Audit Committee has reviewed the financial statements included with this report of the Company on Form 10-KSB for the year ended April 30, 2007.

Item 8B.   Other Information

None.

Part II

Item 9.   Directors and Executive Officers of the Registrant

Board of Directors

The following individuals have agreed to sit on the Board of Directors of Yukon Gold. Each director will serve until the next meeting of shareholders or until replaced. Each individual's background is of material importance to Yukon Gold and is described below.

Name	Position	Date of Appointment to The Board of Directors
J.L. Guerra, Jr.	Director, Chairman of the Board	November 2, 2005
Howard Barth	Director	May 11, 2005
Kenneth Hill	Director	December 15, 2004
Chet Idziszek	Director	November 17, 2005
Robert E. Van Tassell	Director	May 30, 2005
Paul A. Gorman	Director, CEO	October 24, 2006

Management

Paul A. Gorman	Chief Executive Officer
Rakesh Malhotra	Chief Financial Officer
Lisa Rose	Corporate Secretary

Reorganization of Officers and Directors

As of December 18, 2006, Mr. Kenneth Hill resigned as Vice President - Mining Operations of the Company. There were no disagreements between the Company and Mr. Hill with respect to the Company’s operations, policies or practices Mr. Hill continues as a Director of the Company and as the sole Director of YGC.

As of October 24, 2006, Mr. Howard Barth resigned as President and CEO of the Company and was replaced by Mr. Paul A. Gorman as CEO. There were no disagreements between the Company and Mr. Barth with respect to the Company’s operations, policies or practices, and Mr. Barth continues as a Director of the Company. Mr. Gorman was appointed a Director of the Company as well on October 24, 2006.

As of October 24, 2006, Paul Gorman became the Chief Executive Officer of the Company following the resignation of Howard Barth as Chief Executive Officer and President. Mr. Barth continues as a Director of the Company. Prior to becoming the Company’s Chief Executive Officer, Mr. Gorman was the Company’s Vice President - Corporate Development. As of October 24, 2006, Mr. Gorman also became a director of the Company. There were no disagreements between the Company and Mr. Barth with respect to the Company’s operations, policies or practices.

Yukon Gold accepted the resignation of W. Warren Holmes as a director and Chairman of the board of directors and his resignation as a director and officer of the Company’s wholly owned subsidiary, Yukon Gold Corp., an Ontario corporation, in each case effective as of July 11, 2006. As of that date, J.L. Guerra, Jr. became Chairman of the Board of Directors of the Company. There were no disagreements between the Company and Mr. Holmes with respect to the Company’s operations, policies or practices.

As of June 29, 2006, Ken Hill resigned as President and CEO of the Company and was replaced by Howard Barth as President and CEO. Mr. Barth is also a director of the Company. Mr. Hill became Vice President - Mining Operations of the Company. Subsequently, Mr. Hill resigned as Vice President - Mining Operations as of December 18, 2006, but remained on the Board of Directors. There were no disagreements between the Company and Mr. Hill with respect to the Company’s operations, policies or practices. Mr. Hill, who was a Director as of December of 2004, was appointed to the position of President and CEO as of January 17, 2006 following the resignation of W. Warren Holmes as CEO and the resignation of Brian Robertson as President.

As of January 17, 2006, Brian Robertson resigned as President of the Company. There were no disagreements between the Company and Mr. Robertson with respect to the Company’s operations, policies or practices.

On January 17, 2006, Warren Holmes resigned as Chief Executive Officer of the Company. There were no disagreements between the Company and Mr. Holmes with respect to the Company’s operations, policies or practices.

As of November 17, 2005, Rene Galipeau resigned as a director and as the chief financial officer of the Company. He was appointed to that position as of May 11, 2005. His position as chief financial officer was filled by Rakesh Malhotra. The vacancy on the board was filled by the appointment of Chet Idziszek. There were no disagreements between the Company and Mr. Galipeau with respect to the Company’s operations, policies or practices.

As of November 7, 2005, Paul Gorman was appointed to the position of Vice President - Corporate Development and subsequently on October 24, 2006, was appointed as the Chief Executive Officer and as a director.

As of November 2, 2005, J.L. Guerra, Jr. was appointed to fill a vacancy on the board of directors of the Company.

As of September 7, 2005, Lisa Rose was appointed to the position of Corporate Secretary.

As of May 11, 2005, Stafford Kelley resigned as a director and as Secretary-Treasurer of the Company. There were no disagreements between the Company and Mr. Kelley with respect to the Company’s operations, policies or practices.

As of May 30, 2005, Richard Ewing resigned as a director of the Company. There were no disagreements between the Company and Mr. Ewing with respect to the Company’s operations, policies or practices. Robert (“Dutch”) Van Tassell was appointed to fill the vacancy on the board of directors left by Mr. Ewing as of May 30, 2005.

Of our six directors, three directors are independent directors. The Company believes its board members add strength to the management team.

In the year ended April 30, 2007, the Company had directors and officer’s liability insurance in the amount of $5 million.

The following is a description of each member of our board of directors and our management.

J.L. Guerra, Jr., Director and Chairman of the Board

Mr. Guerra has over twenty years of experience operating his own businesses in the real estate brokerage, acquisition and development business in San Antonio, Texas. Mr. Guerra has acquired and sold industrial buildings, warehouses, office buildings and raw land for investors and investment entities. His current projects include acquisition, planning and development of residential, golf and resort properties, specifically Canyon Springs in San Antonio, Texas. Mr. Guerra also has experience with venture capital projects and has raised substantial capital for numerous projects in mining, hi-tech and other areas. Mr. Guerra lives in San Antonio, Texas. Mr. Guerra is 51 years old.

Paul A. Gorman, Director and CEO

Mr. Gorman is the Company’s Chief Executive Officer. Mr. Gorman is principally involved in securing financing for the Company’s operations and exploration. Mr. Gorman also handles investor relations. Prior to joining Yukon Gold, Mr. Gorman was the President and managing partner of Vantage Point Capital, a Merchant Bank and Corporate Relations Firm. Vantage Point had consulting contracts with many Canadian and U.S. firms which eventually led Mr. Gorman to work full-time for one of those contracts. Prior to becoming CEO, Mr. Gorman worked with companies to assist them in developing well-defined marketing programs. A majority of Mr. Gorman’s expertise stems from his direct involvement with company executives and assisting them to fully understand their company’s mission and marketplace. Mr. Gorman is 37 years old.

Howard Barth, Director

Howard Barth graduated with a B.A. in Geography at York University, in Toronto, Ontario. He continued his studies at York University through the Schulich School of Business and graduated with a Masters degree in Business Administration in 1976. Upon graduation Mr. Barth worked for William Eisenburg & Company (now PriceWaterhouseCoopers), a large Toronto accounting firm and attained his C.A. designation. After spending the next few years working with different firms in the Greater Toronto area, Mr. Barth started his own accounting practice in 1984 and subsequently expanded his firm by adding two partners. In his 25 years of public practice Mr. Barth has had direct involvement in a number of industries and is familiar with all aspects of accounting for small to medium sized businesses. His diverse clientele includes businesses in the construction, retail, manufacturing, and restaurant sectors. Since 1979 Mr. Barth has been a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. Mr. Barth is 55 years old.

Robert E. “Dutch” Van Tassell, Director

Robert E. “Dutch” Van Tassell was born in 1935 in Digby, Nova Scotia and graduated with a degree in Geology from Mount Allison University in 1958. Mr. Van Tassell began his mining career in 1956 as a summer student with Giant Yellowknife Mines, in the North West Territories of Canada. Mr. Van Tassell remained with Giant Yellowknife Mines from 1956 to 1962 where he was involved with mining and exploration geology. In 1962, Mr. Van Tassell was employed with Denison Mines located in Elliot Lake, Ontario for a short period of time as an underground geologist. In 1963 he joined United Keno Hill Mines in the Yukon Territory and was a key participant in the discovery of the Husky Mine in 1967, which produced over 17 million ounces of silver. In 1969 Mr. Van Tassell set up a Yukon regional exploration office in Whitehorse which in 1972 discovered the Minto Copper Deposit, employing helicopter supported two man prospecting crews in tree covered areas. While in Whitehorse Mr. Van Tassell served as a director for the Yukon Chamber of Mines for eleven years, two as its president. He also served four terms on the Northern Resources Conference which is held every three years and sponsored by the Yukon Chamber of Mines and Whitehorse Chamber of Commerce, two of these as Chairman. He also served as Chairman of the Whitehorse branch of the Canadian Institute of Mining and Metallurgy (the “CIM”). He also gave introductory and advanced prospecting courses for the Chamber of Mines. In 1982 Mr. Van Tassell joined Dickenson Mines in Toronto, Ontario as Vice President of Exploration. In 1984 he was involved with the discovery of additional reserves at the then active silver, lead, zinc Silvana Mine at Sandon, B.C. In 1988 he also played a part in Dickenson's acquisition of the Wharf Mine in South Dakota. While in Toronto Mr. Van Tassell also served as a Board member of the Prospector's and Developers Association of Canada (PDAC) from 1984 to 1993 serving as Chairman on the Program and Environmental Committees. Mr. Van Tassell is a Life member of the CIM and a member of The Geological Association of Canada. In March, 2000 he was presented with a lifetime Achievement Award by the PDAC for his contribution to the Mining Industry. Mr. Van Tassell retired in 1998 to assist with family maters. Mr. Van Tassell is 71 years old. Mr. Van Tassell is also a director of Colombia Goldfields Ltd., Lexam Explorations Inc., Plato Gold Corp., Red Lake Resources and Rupert Resources Ltd. Mr. Van Tassell is 72 years old.

Chet Idziszek, Director

Mr. Idziszek has been active in the mining industry since 1971. He holds a Masters of Applied Science degree from McGill University. He has worked as a manager and senior geologist for several international mining companies since 1971. In 1990, he received the “Mining Man of the Year” award in recognition of his vital role in the discovery and development of the Eskay Creek Deposits in Northwestern British Columbia. He also received the prestigious “Prospector of the Year Award for 1994", again, in recognition of the major role he played in the discovery and development of the Eskay Creek Deposits, as well as for his leadership of Adrian Resources Ltd. during its exploration and development of the Petaquilla copper-gold deposits in Panama. Mr. Idziszek was President of Adrian Resource Ltd. Until April of 2004. As a Director of Arequipa Resources Ltd. he helped during the negotiations with Barrick Gold Corp. to maximize the value received by Arequipa shareholders during the successful take-over bid by Barrick in 1996. Mr. Idziszek is a member of Society of Economic Geologists, I.A.G.O.D. the Geological Association of Canada and a Fellow of the Geological Society, London. Mr. Idziszek is 60 years old.

Kenneth Hill, Director

Mr. Hill came to Yukon Gold with over forty years of experience in the mining industry. Mr. Hill is a registered professional engineer and graduated with a degree in Geological Engineering from the Michigan Technological University. He also holds a degree in Mining Technology from the Haileybury School of Mines.

Mr. Hill is the founder of ProMin Consulting Associates Inc., a Canadian company that provides independent consulting and project management services to the global minerals industry. Prior to his involvement with ProMin Consulting Associates Inc., Mr. Hill held senior positions involving mine design, mine development and mine operations with Inmet Mining Corp., Northgate Exploration Ltd., Dome Mines Ltd. (now Placer Dome Inc.) and J.S. Redpath Ltd. Mr. Hill is 68 years old.

Officers

Rakesh Malhotra, Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with considerable finance and accounting experience. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India. Having practised as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position. Mr. Malhotra is a CPA (Illinois) and also holds a Canadian CA designation. He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies and has worked for over four years as vice president of finance for a private group of service companies in Toronto. Mr. Malhotra has more than 20 years of experience in accounting and finance. He has substantial experience with consolidations, treasury management and financial statement audit. He is also a certified Masters by Oracle for Oracle Financials (ERP). Mr. Malhotra is 50 years old.

Lisa Rose, Corporate Secretary

Mrs. Rose has spent fourteen years working in a variety of fields ranging from retail to merchant banking. She attended Etobicoke Collegiate Institute and her studies focused on Business Administration and Law. Upon graduating in 1992 she began her career working for an accounting firm that specialized in Off-shore Investing and assisted in conducting seminars on the benefits of such investments.

In 1997 she began working for the Harten Group, a conglomerate of 11 companies owned by one family. The companies included a telecommunications firm, a natural gas provider, a private funding corporation (loans and mortgages), commercial/residential property management, an art gallery and professional race horses.

In 1999 Mrs. Rose joined Medallion Capital Corp. Beginning in January of 2005 Yukon Gold employed Lisa as a full time employee. She was appointed Corporate Secretary on September 7, 2005.

Mrs. Rose is the primary liaison with the Company’s Board of Directors, Consultants, Transfer Agent and Investors. She maintains all regulatory filings, minute books, warrant registries and corporate governance policies. The Corporation continues to educate Mrs. Rose on a regular basis to ensure she has a current understanding of the ever-changing securities laws. Mrs. Rose is 33 years old.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.  Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended April 30, 2007, J.L. Guerra, Jr. filed a Form 4 one day late.

Item 10.  Executive Compensation

(a) Compensation of Officers

The following table shows the compensation paid during the last three fiscal years ended April 30, 2007, 2006 and 2005 for the Chief Executive Officer, the Chief Financial Officer and the next four most highly compensated officers of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payout
Name and Principal Position	Year April 30,	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SAR Granted (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Kenneth Hill Former President and CEO (1)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	36,230 14,755 Nil	Nil Nil Nil	Nil 150,000 250,000	Nil Nil Nil	Nil Nil Nil
W. Warren Holmes, Former CEO (5)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 250,000	Nil Nil Nil	Nil Nil Nil
Rakesh Malhotra CFO (2)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	45,603 15,107 Nil	Nil Nil Nil	Nil 250,000 Nil	Nil Nil Nil	Nil Nil Nil
Rene Galipeau Former CFO (2) & (6)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 250,000 Nil	Nil Nil Nil	Nil Nil Nil
Lisa Rose Corporate Secretary (3)	2007 2006 2005	48,901 25,858 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 76,000 Nil	Nil Nil Nil	Nil Nil Nil
Paul Gorman CEO (4)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	123,016 34,440 Nil	Nil Nil Nil	250,000 200,000 Nil	Nil Nil Nil	Nil Nil Nil
Howard Barth Former President & CEO (7)	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	49,610 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

[1]
Mr. Hill became President and CEO of the Company following the resignation of both, W. Warren Holmes as CEO and Brian Robertson as President, on January 17, 2006. Mr. Hill resigned as President & CEO on June 29, 2006 as was replaced by Howard Barth. Mr. Hill became the VP-Mining Operations on June 29, 2006 and resigned that position on December 18, 2006. Mr. Hill remains a director of the Company.

[2]	Mr. Malhotra became the Chief Financial Officer of the Company following the resignation of Rene Galipeau on November 17, 2005.

[3]	Mrs. Rose became Corporate Secretary of the Company on September 7, 2005.

[4]	Mr. Gorman became VP-Corporate Development of the Company on November 7, 2005. On October 24, 2006 Mr. Howard Barth resigned as President and CEO and was replaced by Mr. Gorman as CEO.

[5]	Mr. Holmes stock options expired on December 15, 2006.

[6]	Mr. Galipeau’s stock options expired on December 15, 2006.

[7]	Mr. Howard Barth became President and CEO following the resignation of Mr. Ken Hill on June 29, 2006. Mr. Barth resigned as President and CEO on October 24, 2006 and was replaced by Mr. Gorman as CEO.

(b) Long Term Incentive Plan (LTIP Awards)

The Company does not have a long term incentive plan, pursuant to which cash or non-cash compensation intended to serve as an incentive for performance (whereby performance is measured by reference to financial performance or the price of the Company’s securities), was paid or distributed to any executive officers during the three most recent completed years.

(c) Options and Stock Appreciation Rights (SARs)

OPTIONS/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

Stock options granted to the named executive officers during the fiscal year ended April 30, 2007 are provided in the table below:

Name	Securities Under Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal year (1)	Exercise or Base Price ($/Security)	Market Value of Securities Underlying Options/SARs on the Date of Grant ($/Security)	Expiration Date
Paul Gorman, CEO	250,000	62.5%	$0.43	$0.41	March 20, 2012

(1)	Based on total number of options granted to directors/officers/consultants of the Company pursuant to the 2006 Stock Option plan during the fiscal year ended April 30, 2007.

During the fiscal year ended April 30, 2007 there has been no re-pricing of stock options held by any Named Executive Officer

OPTIONS/SAR EXERCISED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table provides detailed information regarding options exercised by the named executive officers during the fiscal year ended April 30, 2007 and options held by the named executive officers as at April 30, 2007.

Name and Principal Position	Shares acquired on Exercise (#)	Value Realized ($)	# of shares under- lying options at year end
Kenneth Hill Former President and CEO	0	N/A	400,000
Howard Barth Former President & CEO	0		240,000
Rakesh Malhotra CFO	0	N/A	250,000
Brian Robertson Former President	50,000	$37,500	NIL
Lisa Rose Corporate Secretary	24,000	$18,000	76,000
Paul Gorman CEO	0	N/A	498,000

On January 19, 2007, the shareholders of the Company approved, subject to regulatory approval, the extension of 2,064,000 options held by all current officers, directors, consultants and employees in the 2003 Stock Option Plan and the adding of an additional 2,000,000 common shares of stock to the 2006 Stock Option Plan. The TSX approved the 2006 Stock Option plan on March 9, 2007.

d) Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company. The directors are entitled to participate in the Company’s stock option plan. During the year ended April 30, 2007 certain directors were granted options as per the following details:

Mr. Barth’s remaining 240,000 stock option expiry date was extended from June 28, 2007 to June 28, 2010.

Mr. Van Tassell’s 250,000 stock option expiry date was extended from June 28, 2007 to June 28, 2010.

Mr. Guerra, Jr.’s 250,000 stock option expiry date was extended from December 13, 2007 to December 13, 2010.

Mr. Idziszek’s 250,000 stock option expiry date was extended from December 13, 2007 to December 13, 2010.

Mr. Hill’s 250,000 stock option expiry date was extended from December 15, 2006 to December 15, 2009. His 150,000 stock option expiry date was extended from January 20, 2008 to January 20, 2011.

Mr. Gorman’s 48,000 stock option expiry date was extended from January 5, 2007 to January 5, 2010. His 200,000 stock option expiry date was extended from December 13, 2007 to December 13, 2010.

On March 20, 2007 the board of directors granted options to Mr. Gorman to acquire 250,000 shares, to vest at the rate of 1/24 per month and can be exercised over a period of five (5) years. The exercise price was set at $0.43 (CDN $ 0.50) per share. These options were granted under the Company’s 2006 stock option plan.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company and its subsidiary during the fiscal year ended April 30, 2007 pursuant to any other arrangement.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company was indebted to the Company or its subsidiary during the fiscal year ended April 30, 2007, including under any securities purchase or other program.

Item 11   Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the shareholder voting rights of the current and former officers and directors of Yukon Gold. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares of Yukon Gold.

Name and Address Of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class Held
W. Warren Holmes (former officer and director) 371 Hart St. Timmons, ON P4N 6W9	60,000	0.2622% of Yukon Gold Common Shares

Peter Slack (former officer and director) 5954 Winston Churchill Blvd. Alton, ON L0N 1A0	1,500	0.0066% of Yukon Gold Common Shares

Rene Galipeau (former officer and director) 77 McMurrich Street, Apt. 115 Toronto, ON M5R 3V3	0	0% of Yukon Gold Common Shares

Kenneth Hill 2579 Jarvis Street Mississauga, ON L5C 2P9	0	0% of Yukon Gold Common Shares

Rakesh Malhotra 4580 Beaufort Terrace Mississauga, ON L5M 3H7	0	0% of Yukon Gold Common Shares

Howard Barth 16 Sycamore Drive Thornhill, ON L3T 5V4	5,500	0.0240% of Yukon Gold Common Shares

Robert E. Van Tassell 421 Riverside Drive N.W. High River, AB, T1V 1T5	0	0% of Yukon Gold Common Shares

Malcolm Slack (former director) 5920 Winston Churchill Blvd, PO Box 731, RR1 Erin, ON NOB 1T0	6,907	0.0302% of Yukon Gold Common Shares

Brian Robertson (former officer) 1421 Isabella Street East Thunder Bay, ON P7E 5B8	12,168	0.0532% of Yukon Gold Common Shares

Stafford Kelley (former director) 146 Trelawn Avenue Oakville, ON L6J 4R2	133,501	0.5834% of Yukon Gold Common Shares

Richard Ewing (former director) Box 111 Mayo, YK Y0B 1M0	22,014	0.0962% of Yukon Gold Common Shares

Lisa Rose 4-6780 Formentera Ave. Mississauga, ON L5N 2L1	0	0% of Yukon Gold Common Shares

Chester (Chet) Idziszek C-4, 8211 Old Mine Road, RR #2 Powell River, BC V8A 4Z3	0	0% of Yukon Gold Common Shares

Jose L. Guerra, Jr. 1611 Greystone Ridge San Antonio, TX USA 78258	1,763,354	7.7059% of Yukon Gold Common Shares

Paul Gorman 1308 Roundwood Cres. Oakville, ON L6M 4A2	114,900	0.5021% of Yukon Gold Common Shares

TOTAL	2,119,814	9.2638%

As a group, Management and the Directors own 8.232% of the issued and outstanding shares of Yukon Gold.

Item 12.   Certain relationships and Related Transactions

2006-2007
The Company and its subsidiary expensed a total of $36,230 (CDN$41,223) in consulting fees to a corporation controlled by Kenneth Hill, a director of the Company. In addition the Company paid $123,016 to a corporation controlled by Paul Gorman, the Company’s CEO and $45,603 to Rakesh Malhotra, the Company’s Chief Financial Officer. Also the Company paid a total of $48,901 (CDN$55,640) to Lisa Rose, our Corporate Secretary. The Company paid a total of $49,610 (CDN$55,650) in consulting fees to Howard Barth, a director of the Company.

2005-2006
The Company and its subsidiary expensed a total of $14,755 (CDN $17,500) in consulting fees to a corporation controlled by Kenneth Hill, a director of the Company. In addition the Company paid a total of $49,547 (CDN $57,170) to a corporation controlled by Paul Gorman, the Company’s Vice President, Corporate Development and to Rakesh Malhotra, the Company’s Chief Financial Officer. The Company issued 12,168 common share units @$0.55 per unit in settlement of a prior year accounts payable for the services rendered by Brian Robertson, a former president of the Company.

The directors participated in private placements during the year as follows:

J.L. Guerra, Jr., a director of the Company, subscribed for 490,909 common share units @$0.55 per unit.

W. Warren Holmes, a former director of the Company, subscribed for 149,867 common share units @$0.55 per unit.

Item 13.   Exhibits and Reports on Form 8-K

The Financials Statements and Report of Schwartz Levitsky Feldman. LLP which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-20 of this report are filed as part of this report.

Index to Exhibits

Consent of Independent Auditors	23.1

Certification by the Principal Executive Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	31.1

Certification by the Chief Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification by the Principal Executive Officer
and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Report of Schwartz Levitsky Feldman, LLP	F-1

Consolidated Balance Sheets as at April 30, 2007 and April 30, 2006	F-2

Consolidated Statements of Operations for the years ended
April 30, 2007 and April 30, 2006	F-4

Consolidated Statements of Cash Flows for the years ended April 30, 2007
and April 30, 2006	F-5

Consolidated Statements of Changes in Stockholders’ Equity for the
years ended April 30, 2007 and April 30, 2006	F-6

Notes to Consolidated Financial Statements	F-7

In addition, the following reports are incorporated by reference.

Current Report of Form 8-K “Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” dated October 27, 2006;

Current Report of Form 8-K “Item 3.02 - Unregistered Sale of Equity Securities,” dated October 17, 2006;

Current Report of Form 8-K “Item 3.02 - Unregistered Sale of Equity Securities, Item 8.01 - Other Events” dated September 7, 2006;

Current Report of Form 8-K “5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” dated July 19, 2006;

Current Report of Form 8-K “Item 8.01 - Other Events,” dated June 7, 2006;

Item 14.   Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended April 30, 2007. This appointment was confirmed by a vote of shareholders held on January 19, 2007.

Audit Fees. The Company paid to Schwartz Levitsky Feldman, LLP audit and audit related fees of approximately $31,816 (CDN$36,200) in 2007 and $23,775 in 2006.

The Company paid $879 (CDN$1,000) to Schwartz Levitsky Feldman, LLP for tax services in 2007 but did not pay Schwartz Levitsky Feldman, LLP for tax services in 2006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of July, 2007.

YUKON GOLD CORPORATION, INC

By:	/s/ Paul Gorman
Paul Gorman
Chief Executive Officer

By:	/s/ Rakesh Malhotra
Rakesh Malhotra
Chief Financial Officer

SIGNATURE	TITLE	DATE

/s/ J.L. Guerra, Jr. J.L. Guerra, Jr.	Director, Chairman of the Board	July 19, 2007

/s/ Paul Gorman Paul Gorman	Director, Chief Executive Officer	July 19, 2007

/s/ Kenneth Hill Kenneth Hill	Director	July 19, 2007

/s/ Chet Idziszek Chet Idziszek	Director	July 19, 2007

/s/ Howard Barth Howard Barth	Director	July 19, 2007

/s/ Robert E. Van Tassell Robert E. Van Tassell	Director	July 19, 2007

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2007 AND APRIL 30, 2006
Together With Report of Independent Registered Public Accounting Firm
(Amounts expressed in US Dollars)

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2007 AND APRIL 30, 2006
Together With Report of Independent Registered Public Accounting Firm
(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Page No.
Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as at April 30, 2007 and April 30, 2006	F2-F3

Consolidated Statements of Operations for the years ended April 30, 2007 and April 30, 2006	F4

Consolidated Statements of Cash Flows for the years ended April 30, 2007 and April 30, 2006	F5

Consolidated Statements of Changes in Stockholders’ Equity for the years ended April 30, 2007 and April 30, 2006 and for the period from inception to April 30, 2006	F6

Notes to Consolidated Financial Statements	F7-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yukon Gold Corporation, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Yukon Gold Corporation, Inc. as at April 30, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended April 30, 2007 and 2006 and for the period from incorporation to April 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yukon Gold Corporation, Inc. as at April 30, 2007 and 2006 and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006 and for the period from incorporation to April 30, 2007 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“SCHWARTZ LEVITSKY FELDMAN LLP” Toronto, Ontario, Canada	Chartered Accountants
July 5, 2007	Licensed Public Accountants

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
As at April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

	April 30, 2007	April 30, 2006
	$	$
ASSETS
CURRENT ASSETS

Cash and cash equivalents	936,436	2,412,126
Prepaid expenses and other (note 6)	464,371	77,977
Exploration tax credit receivable (note 7)	483,258	153,145
Restricted Deposit (Note 14)	17,889	17,889
	1,901,954	2,661,137

RESTRICTED CASH (Note 13)	2,266,602	118,275
PROPERTY, PLANT AND EQUIPMENT (Note 8)	56,551	63,141
	4,225,107	2,842,553

The accompanying notes are an integral part of these consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Paul Gorman________________________________
Paul Gorman, Director

/s/ J. L. Guerra, Jr.____________________________
J. L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
As at April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

	April 30, 2007	April 30, 2006
	$	$
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities (Note 9)	260,134	232,282
Other Liability (Note 15)	-	3,750
Obligation under Capital Leases	2,812	2,792
Total Current Liabilities	262,946	238,824

Long -Term Portion of:
Obligations under Capital Lease	9,137	11,864

TOTAL LIABILITIES	272,083	250,688

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS’ EQUITY

CAPITAL STOCK (Note 10)	2,288	1,637

ADDITIONAL PAID-IN CAPITAL	10,949,726	5,301,502

SUBSCRIPTION FOR WARRANTS (Note 11)	-	525,680

ACCUMULATED OTHER COMPREHENSIVE LOSS	(63,608)	(5,162)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(6,935,382)	(3,231,792)
	3,953,024	2,591,865
	4,225,107	2,842,553

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
For the years ended April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

	Cumulative since inception	For the year ended April 30, 2007	For the year ended April 30, 2006
	$	$	$
OPERATING EXPENSES

General and administration (Note 12)	4,105,202	2,483,278	1,085,199
Project expenses	3,808,804	1,899,340	933,326
Exploration Tax Credit	(605,716)	(321,013)	(144,414)
Amortization	17,934	12,731	1,942
Loss on sale/disposal of capital assets	5,904	-	5,904

TOTAL OPERATING EXPENSES	7,332,128	4,074,336	1,881,957

LOSS BEFORE INCOME TAXES	(7,332,128)	(4,074,336)	(1,881,957)

Income taxes recovery	396,746	370,746	26,000

NET LOSS	(6,935,382)	(3,703,590)	(1,855,957)

Loss per share - basic and diluted		(0.20)	(0.17)

Weighted average common shares outstanding		18,152,531	10,742,784

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
For the years ended April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

	Cumulative Since Inception	For the Year ended April 30, 2007	For the Year ended April 30, 2006
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(6,935,382)	(3,703,590)	(1,855,957)
Items not requiring an outlay of cash:
Amortization	17,934	12,731	1,942
Loss on sale/disposal of property, plant, equipment	5,904	-	5,904
Registration rights penalty expense	188,125	188,125
Shares issued for property payment	468,087	153,845	100,000
Common shares issued for settlement of severance liability to ex-officer	113,130	113,130
Stock-based compensation	676,519	451,273	225,246
Issue of shares for professional services	852,523	722,023	130,500
Issue of units against settlement of debts	20,077		20,077
Decrease (Increase) in prepaid expenses and other	(463,214)	(386,394)	25,855
Increase in exploration tax credit receivable	(483,258)	(330,113)	(80,942)
Increase in accounts payable and accrued liabilities	259,644	27,852	148,385
Increase in restricted cash	(2,266,602)	(2,148,327)	(118,275)
Increase in restricted deposit	(17,889)	-	(17,889)
Increase (Decrease) in other liabilities		(3,750)	3,750

NET CASH USED IN OPERATING ACTIVITIES	(7,564,402)	(4,903,195)	(1,411,404)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(80,738)	(6,141)	(67,813)

NET CASH USED IN INVESTING ACTIVITIES	(80,738)	(6,141)	(67,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180		-
Proceeds (Repayments) from Demand promissory notes	200,000		(298,649)
Proceeds from Convertible promissory notes converted	200,500		-
Proceeds from the exercise of stock options	61,000	55,500	5,500
Proceeds from exercise of warrants - net	450,309	429,537	20,772
Proceeds from subscription of warrants - net	525,680		525,680
Proceeds from issuance of units/shares - net	7,189,001	3,009,762	3,538,147
Proceeds (Repayments) from capital lease obligation	11,949	(2,707)	14,656

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,639,619	3,492,092	3,806,106

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(58,043)	(58,446)	5,981

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR	936,436	(1,475,690)	2,332,870
Cash and cash equivalents, beginning of year	-	2,412,126	79,256

CASH AND CASH EQUIVALENTS, END OF YEAR	936,436	936,436	2,412,126
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity
From Inception to April 30, 2007

	Number of Common Shares	Common Shares Amount	Additional Paid-in Capital	Subscription for Warrants	Deficit, Accumulated during the Exploration Stage	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)
	#	$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142	-	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares for Property Payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-	-	(12,796)	(12,796)
Net loss for the year	-	-	-	-	(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299	-	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	-	-	-	-
Issuance of common shares on Conversion of Convertible Promissory note	76,204	8	57,144	-	-	-	-
Foreign currency translation	-	-	-	-	-	9,717	9,717
Net loss for the year	-	-	-	-	(808,146)	(808,146)	-

Balance as of April 30, 2005	9,025,045	903	854,430	-	(1,375,835)	(798,429)	(2,475)

Stock based compensation - Directors and officers			216,416
Stock based compensation - Consultants			8,830
Issue of common shares and Warrants on retirement of Demand Promissory note	369,215	37	203,031
Units issued to an outside company for professional services settlement	24,336	2	13,384
Units issued to an officer for professional services settlement	12,168	1	6,690
Issuance of common shares for professional services	150,000	15	130,485
Units issued to shareholder	490,909	49	269,951
Units issued to a director	149,867	15	82,412
Units issued to outside subscribers	200,000	20	109,980
Issuance of common shares on Conversion of Convertible Promissory notes	59,547	6	44,654
Issuance of common shares on Exercise of warrants	14,000	2	11,998
Issuance of common shares on Conversion of Convertible Promissory notes	76,525	8	57,386
Private placement of shares	150,000	15	151,485
Issuance of Common shares for property payment	133,333	13	99,987
Issuance of common shares on Conversion of Convertible Promissory notes	34,306	4	25,905
Issuance of common shares on Exercise of warrants	10,000	1	8,771
Issuance of common shares on Conversion of Convertible Promissory notes	101,150	10	76,523
Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	5,331,327	533	2,910,375
Brokered Private placement of flow through Shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	-	-	-			(2,687)	(2,687)
Net loss for the year	-	-	-		(1,855,957)	(1,855,957)	-

Balance as of April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issue of common shares for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares for professional services	342,780	34	438,725
Brokered private placement of units-net	400,000	40	363,960
Brokered private placement of units-net	550,000	55	498,923
Stock based compensation-Directors and Officers			451,273
Exercise of stock options	50,000	5	37,495
Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance as of April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

1. BASIS OF PRESENTATION

The audited consolidated financial statements include the accounts of Yukon Gold Corporation, Inc. (the “Company”) and its wholly owned Canadian operating subsidiary, Yukon Gold Corp. (“YGC”). All material inter-company accounts and transactions have been eliminated.

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

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Use of Estimates

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of consolidated financial statements for any period necessarily involves the use of estimates and assumption. Actual amounts may differ from these estimates. These consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

b) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

c)  Other Financial Instruments

The carrying amounts of the Company’s restricted cash, restricted deposit, accounts receivable, exploration tax credit receivable and accounts payable and accrued liabilities approximates fair values because of the short maturity of these instruments.

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

d) Long-term Financial Instruments

The fair value of each of the Company’s long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company’s current borrowing rate for similar instruments of comparable maturity would be.

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

g)  Foreign Currency Translation

The Company’s operating subsidiary is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, which is the method mandated by SFAS No. 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

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

Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current period. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be “more likely than not” realized in future tax returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

i) Revenue Recognition

The Company’s revenue recognition policies are expected to follow common practice in the mining industry. Revenue is recognized when concentrate or dore bars, in the case of precious metals, is produced in a mill processing ore from one or more mines. The only condition for recognition of revenue in these instances is the production of the dore or concentrate. In order to get the ore to a concentrate stage the ore must be mined and transported to a mill where it is crushed and ground. The ground product is then processed by gravity separation and/or flotation to produce a concentrate. In some circumstances chemical treatment is used to extract the precious metals from the concentrate into a solution. This solution is then subjected to various processes to precipitate the precious metals back to a solid state that can be melted down and poured into a mould to produce a dore bar (a combination of gold and silver).

j) Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments.

k) Long-Lived Assets

In accordance with Financial Accounting Standard Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At April 30, 2007 and 2006, no impairments were recognized. Amortization expense for the years ended April 30, 2007 and 2006 was $12,731 and $1,942 respectively.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

m)  Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. SFAS 123(R) requires expense for all equity instruments given to employees and non-employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company had adopted the provisions of SFAS 123 (R) on May 1, 2005. As of April 30, 2007 there was $265,375 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended April 30, 2007 and 2006 was $451,273and $225,246 respectively.

n) Earnings or Loss per Share

The Company has adopted FAS No. 128, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2007 and 2006 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At April 30, 2007, there were 2,084,000 options from the 2003 Stock Option Plan and 400,000 options from the 2006 Stock Option Plan and 5,411,703 warrants outstanding. At April 30, 2006, there were 2,958,000 options and 4,651,270 warrants outstanding.

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

Resource expenditure deductions for income tax purposes related to exploration and development activities funded by flow-through share arrangements are renounced to investors in accordance with the income tax legislation in Canada. On such renunciation, a deferred tax liability is created and the liability recognized at issuance reversed. The Company recognized the benefit of tax losses to offset the deferred tax liability resulting in an income tax recovery.

p) Recent Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

p) Recent Pronouncements (Cont’d.)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) - the fair value option for financial assets and liabilities including in amendment of SFAS 115.

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

5. COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	For the year ended	For the year ended
	April 30, 2007	April 30, 2006
	$	$

Net loss	(3,703,590)	(1,855,957)
Other comprehensive income (loss) Foreign currency translation	(58,446)	(2,687)

Comprehensive loss	(3,762,036)	(1,858,644)

The foreign currency translation adjustments are not currently adjusted for income taxes as the Company’s operating subsidiary is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done as disclosed in note 4 (g).

6. PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $27,280 (CDN$30,284) (prior year: $22,492 (CDN$25,146)) being Goods & Services tax receivable from the Federal Government of Canada. Included in prepaid expenses and other is a deposit of $189,172 (CDN $210,000) (prior year: $44,723 (CDN $50,000)) with a contractor for start up and demobilization costs for diamond drilling at drill sites to be selected by the Company. Prepaid expense also includes $223,741(CDN$(248,374) being a deposit with a geological company for conducting exploration activities at the Mount Hinton and Marg properties.

7.  EXPLORATION TAX CREDIT RECEIVABLE

The Company has a claim to the Yukon exploration tax credit, since it maintains a permanent establishment in the Yukon and has incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company’s expectation of receiving this credit of $483,258 (CDN$536,465) is based on the history of receiving past credits. The Company will be filing tax returns to claim the 2007 credit of $329,024 (CDN$365,249) and has previously filed for the 2006 credit of $154,234 (CDN$171,216).

8. PROPERTY, PLANT AND EQUIPMENT

	April 30, 2007	April 30, 2006
	$	$

Computer Equipment	23,936	22,322
Furniture and fixtures	36,160	31,382
Capital leases:
Office Equipment	15,566	15,456

Cost	75,662	69,160

Less: Accumulated amortization

Computer Equipment	8,723	5,035
Furniture and fixtures	7,275	984
Capital leases:
Office Equipment	3,113	-
	19,111	6,019

Net	56,551	63,141

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30, 2007	April 30, 2006
	$	$
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	30,150	41,082
Accrued liabilities	229,984	191,200
	260,134	232,282

10. CAPITAL STOCK

a) Authorized

50,000,000 of Common shares, $0.0001 par value

b) Issued

22,883,137 Common shares (16,366,728 in 2006)

c) Changes to Issued Share Capital

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

10. CAPITAL STOCK-CONT’D

c) Changes to Issued Share Capital (cont’d)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

10. CAPITAL STOCK-CONT’D

c)  Changes to Issued Share Capital (cont’d)

On April 11, 2006 a director of the Company exercised the stock option to purchase 10,000 common shares at the option price of $0.55 per share. The Company received the funds in cash and issued 10,000 common shares.

Year ended April 30, 2007

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

On August 11, 2006 the Company held in escrow 817,980 restricted shares in total to three consultants for services relating to business promotion and development. These consultants assisted management in the preparation of financial offerings and in arranging meetings and making presentations to the brokerage community and institutional investors in both the United States and Canada. Except for 342,780 common shares which were earned by these consultants as of October 31, 2006, the balance of 475,200 common shares held in escrow were to be released to each consultant in 8 monthly installments of 19,800 common shares commencing November 1, 2006. Out of 475,200 common shares held in escrow, 356,400 common shares were returned to the Company for cancellation. (Refer to Note 12).

On September 7, 2006 the Company issued 24,000 shares to an officer upon exercising 24,000 vested stock options at $0.75 for a total of $18,000.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

10. CAPITAL STOCK-CONT’D

c) Changes to Issued Share Capital (cont’d)

On October 3, 2006, the Company completed a brokered private placement and issued 400,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company paid a finders fee of 6% and reimbursed expenses for 3% of the total consideration. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. .

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

10. CAPITAL STOCK-CONT’D

c) Changes to Issued Share Capital (cont’d)

On January 11, 2007, the Company issued its obligated 400,000 common shares and an additional 4,000 common shares as penalty, in lieu of sale of 400,000 Special Warrants to a Canadian accredited investor for $404,000 paid on December 15, 2005. Each Special Warrant entitled its holder to acquire one common share of the Company and one common share purchase warrant at no additional cost. The Company was obligated to have a registration statement become effective within 181 days of the closing. In the absence of a registration statement being declared effective within 181 days of the closing, the Company issued an additional 4,000 common shares to the Canadian accredited investor at no extra cost as a penalty. The Company expensed an amount of $5,000 to registration rights penalty expense under the head General and Administration and credited this to Additional paid in capital.

On April 25, 2007 the Company issued 2,823,049 common shares and an additional 282,309 shares as a penalty, relating to the private placement of 2,823,049 flow-through special warrants on December 28, 2006 (refer to note above). The penalty shares were issued as the Company failed to obtain receipts for the final prospectus or effectiveness of the registration statement by February 26, 2007 (60 days from the closing date). The Company expensed an amount of $163,739 to registration rights penalty expense under the head General and Administration and credited this to Additional paid in capital.

On April 25, 2007 the Company issued 334,218 common shares and an additional 33,423 shares as a penalty, relating to the private placement of 334,218 unit special warrants on December 28, 2006 (refer to note above). The penalty shares were issued as the Company failed to obtain receipts for the final prospectus or effectiveness of the registration statement by February 26, 2007 (60 days from the closing date). The Company expensed an amount of $19,386 to registration rights penalty expense under the head General and Administration and credited this to Additional paid in capital.

d) Purchase Warrants

During the year 2005-2006 the following stock warrants were issued:

184,608 stock warrants were issued on August 5, 2005. Each warrant is exercisable for one common share at $1.00 on or before August 5, 2007. These warrants were issued on settlement of a demand promissory note.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

10. CAPITAL STOCK-CONT’D

d) Purchase Warrants (cont’d)

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

12,500 stock warrants were issued on October 14, 2005. Each warrant is exercisable for one common share at $1.25 on or before January 14, 2007. These warrants were issued on conversion of a promissory note as per the terms of the original note.

16,667 stock warrants were issued on October 24, 2005. Each warrant is exercisable for one common share at $1.25 on or before January 24, 2007. These warrants were issued on conversion of a promissory note as per the terms of the original note.

37,500 stock warrants were issued on November 9, 2005. Each warrant is exercisable for one common share at $1.25 on or before February 9, 2007. These warrants were issued on conversion of a promissory note as per the terms of the original note.

150,000 stock warrants were issued on December 5, 2005. Each warrant is exercisable for one common share at $1.00 on or before December 5, 2006. These warrants were issued along with the issue of common shares for cash.

17,001 stock warrants were issued on December 7, 2005. Each warrant is exercisable for one common share at $1.25 on or before March 7, 2007. These warrants were issued on conversion of a promissory note as per the terms of the original note.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

10. CAPITAL STOCK-CON’T

d) Purchase Warrants (cont’d)

During the year 2006-2007 the following stock warrants were issued:

400,000 stock warrants were issued on October 3, 2006. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term.

550,000 stock warrants were issued on October 3, 2006. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term.

334,218 stock warrants and an additional 33,423 stock warrants as a penalty were issued on April 25, 2007, relating to the private placement of 334,218 unit special warrants on December 28, 2006 (refer to note 10 above). The penalty warrants were issued as the Company failed to obtain receipts for the final prospectus or effectiveness of the registration statement by February 26, 2007 (60 days from the closing date). Each common share purchase warrant entitles the holder to acquire one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date

32,900 unit compensation warrants were issued on April 25, 2007 relating to the Private Placement of December 28, 2006 (refer to note 10 above). Each unit compensation warrant is exercisable for a period of 24 months from the closing date of December 28, 2006 at $0.81 (CDN$0.941) into one common share and one common share purchase warrant of the Company which is further exercisable at a price of $0.90 (CDN$1.05) for a period of 24 months from the date of exercise.

23,395 unit compensation warrants and an additional 2,340 unit compensation warrants as a penalty were issued on April 25, 2007 relating to the Private Placement of December 28, 2006 (refer to note 10 above). Each unit compensation warrant is exercisable for a period of 24 months from the closing date of December 28, 2006 at $0.81 (CDN$0.941) into one common share and one common share purchase warrant of the Company which is further exercisable at a price of $0.90 (CDN$1.05) for a period of 24 months from the date of exercise.

169,042 flow-through compensation warrants and an additional 16,905 flow-through compensation warrants as a penalty were issued on April 25, 2007 relating to the Private Placement of December 28, 2006 (refer to note 10 above). Each flow-through compensation warrant is exercisable for a period of 24 months from the closing date of December 28, 2006 at a price of $0.90 (CDN$1.05).

28,571 flow-through compensation warrants and an additional 2,858 flow-through compensation warrants as a penalty were issued on April 25, 2007 relating to the Private Placement of December 28, 2006 (refer to note 10 above). Each flow-through compensation warrant is exercisable for a period of 24 months from the closing date of December 28, 2006 at a price of $0.90 (CDN$1.05).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

10. CAPITAL STOCK-CON’T

d) Purchase Warrants (cont’d)

	Number of Warrants Granted	Exercise Prices	Expiry Date
		$
Outstanding at April 30, 2005 and average exercise price	537,231	0.82
Granted in year 2005-2006	150,000	1.00	December 5, 2006
Granted in year 2005-2006	32,320	1.00	December 15, 2006
Granted in year 2005-2006	259,542	1.00	August 5, 2007
Granted in year 2005-2006	18,252	1.00	August 15, 2007
Granted in year 2005-2006	245,455	1.00	August 22, 2007
Granted in year 2005-2006	100,000	1.00	August 31, 2007
Granted in year 2005-2006	12,500	1.25	January 14, 2007
Granted in year 2005-2006	16,667	1.25	January 25, 2007
Granted in year 2005-2006	37,500	1.25	February 9, 2007
Granted in year 2005-2006	17,001	1.25	March 7, 2007
Granted in year 2005-2006	50,000	1.25	April 11, 2007
Granted in year 2005-2006	2,665,669	0.90	March 28, 2007
Granted in year 2005-2006	533,133	0.60	March 28, 2007
Exercised in year 2005-2006	(24,000)	(0.82)
Expired in year 2005-2006
Cancelled in year 2005-2006
Outstanding at April 30, 2006 and average exercise price	4,651,270	0.88
Granted in year 2006-2007	950,000	1.50	October 4, 2008
Granted in year 2006-2007	367,641	0.90	December 28, 2008
Granted in year 2006-2007	276,011	0.81	December 28, 2008
Exercised in year 2006-2007	(306,773)	(0.89)
Exercised in year 2006-2007	(107,787)	(0.90)
Exercised in year 2006-2007	(61,171)	(0.88)
Expired in year 2006-2007	(171,168)	(1.25)
Expired in year 2006-2007	(186,320)	(1.00)
Cancelled	-
Outstanding at April 30, 2007 and average exercise price	5,411,703	$0.97

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

11. SUBSCRIPTION FOR WARRANTS

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

11. SUBSCRIPTION FOR WARRANTS-CONT’D

(b)
On December 30, 2005 the Company completed the sale of 200,000 Flow-Through Special Warrants (“Special Warrants”) to a Canadian accredited investor, for gross proceeds of $180,000 (CDN$205,020). Each Special Warrant entitled the Holder to acquire one flow-through common share of the Company (“Flow-Through Shares”) at no additional cost. The Company issued 200,000 common shares on December 19, 2006. (Refer to Note 10 (c))

(c)
On December 28, 2006 the Company completed the sale of 2,823,049 Flow-Through Special Warrants (“Special Warrants”) using the services of an agent at a subscription price of $0.90 (CDN$1.05) per Special Warrant for gross proceeds of $2,543,505 (CDN$2,964,201). On April 25, 2007 the Company issued 2,823,049 common shares and an additional 282,309 shares as a penalty, relating to the private placement of 2,823,049 flow-through special warrants (refer to Note 10 (c))

The term “Flow-Through Shares” is significant for tax purposes in Canada because it enables the issuer to allocate certain exploration tax credit to the holders of such shares. As all Canadian Exploration expenses are incurred by the Company’s 100% owned Canadian subsidiary, which conducts mining explorations in the Yukon Territory of Canada, for Canadian tax purposes, a similar Flow-Through subscription agreement was executed between the Company and its 100% Canadian subsidiary. The effective date of renunciation for Canadian Exploration expenses was December 31, 2006, which as per Canadian tax regulations requires the Canadian subsidiary to incur eligible Canadian exploration expenses for the entire subscription amount of $2,543,505 (CDN$2,964,201) on or before December 31, 2007. The Company has renounced such eligible expenses to the Canadian accredited investors. Proceeds received from such warrants were allocated by the Company between the offering for shares and the sale of tax benefits. The amount of $366,996 attributable to the sale of taxable benefits was credited to Other Liabilities. On renunciation of eligible exploration expenses in January of 2007, this Liability was reversed and included in income under Income tax recovery.

(d)
On December 28, 2006 the Company completed the sale of 334,218 Unit Special Warrants using the services of an agent at a subscription price of $0.77 (CDN$0.90) per Unit Special Warrant for gross proceeds of $258,105 (CDN$300,796). On April 25, 2007 the Company issued 334,218 common shares and an additional 33,423 shares as a penalty, relating to the private placement of 334,218 unit special warrants (refer to note 10)

12. STOCK BASED COMPENSATION

Per SEC Staff Accounting Bulletin 107, Topic 14.F, “Classification of Compensation Expense Associated with Share-Based Payment Arrangements” stock based compensation expense is being presented in the same lines as cash compensation paid.

The Company adopted a new Stock Option Plan at its shareholders meeting on January 19, 2007 (the “2006 Stock Option Plan”). The 2006 Stock Option Plan will be administered by the board of directors of the Company or, in the board of directors’ discretion, by a committee appointed by the board of directors for that purpose. The TSX approved the 2006 Stock Option plan on March 9, 2007

Subject to the provisions of the 2006 Stock Option Plan, the aggregate number of shares which may be issued under the 2006 Stock Option Plan shall not exceed 2,000,000 shares ("Total Shares"). Any Stock Option granted under the 2006 Stock Option Plan which has been exercised shall again be available for subsequent grant under the 2006 Stock Option Plan, effectively resulting in a re-loading of the number of shares available for grant under the 2006 Stock Option Plan. Any shares subject to an option granted under the 2006 Stock Option Plan which for any reason is surrendered, cancelled or terminated or expires without having been exercised shall again be available for subsequent grant under the 2006 Stock Option Plan.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

12. STOCK BASED COMPENSATION-CONT’D

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

Year 2005-2006.

On June 28, 2005 the board of directors granted options to its two new directors to acquire 250,000 shares each, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $0.55 per share based on the closing share price on July 5, 2005. On January 19, 2007, the Company held an annual and special meeting of shareholders whereby the shareholders approved a resolution extending the expiry dates of these outstanding stock options from June 28, 2007 to June 28, 2010.

On September 26, 2005 the board of directors with agreement with a Consultant, reduced the number of options granted to the consultant from 75,000 to 20,000. The exercise price was set at $0.58 per share based on the closing price on August 16, 2005 and the options vested immediately and expire on April 15, 2008.

On December 13, 2005 the board of directors granted options to its two new directors to acquire 250,000 shares each, to one officer to acquire 250,000 shares, to one officer to acquire 200,000 shares and to one officer to acquire 76,000 shares. The exercise price for all 1,026,000 options was set at $1.19 per share based on the closing share price on December 13, 2005. These options vest at the rate of 1/24 per month for a term of two (2) years. On January 19, 2007, the Company held an annual and special meeting of shareholders whereby the shareholders approved a resolution extending the expiry dates of these outstanding stock options from December 13, 2007 to December 13, 2010.

On January 17, 2006 the board of directors granted options to a consultant to acquire 88,000 shares, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $1.19 per share based on the closing price on December 13, 2005. . On January 19, 2007, the Company held an annual and special meeting of shareholders whereby the shareholders approved a resolution extending the expiry dates of these outstanding stock options from December 13, 2007 to December 13, 2010.

On January 20, 2006 the board of directors granted options to an officer and director to acquire 150,000 shares, to vest at the rate of 1/24 per month for a term of two (2) years. The exercise price was set at $0.85 per share based on closing price on January 20 2006. . On January 19, 2007, the Company held an annual and special meeting of shareholders whereby the shareholders approved a resolution extending the expiry dates of these outstanding stock options from January 20, 2008 to January 20, 2011.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

12. STOCK BASED COMPENSATION-CONT’D

Year 2006-2007.

On January 19, 2007, the shareholders of the Company approved, subject to regulatory approval, the extension of 2,064,000 options held by all current officers, directors, consultants and employees in the 2003 Stock Option Plan and the adding of an additional 2,000,000 common shares of stock to the 2006 Stock Option Plan. The TSX approved the 2006 Stock Option plan on March 9, 2007.

On March 20, 2007 the board of directors granted options to an officer and director to acquire 250,000 shares, to vest at the rate of 1/24 per month and can be exercised over a period of five (5) years. The exercise price was set at $0.43 (CDN $ 0.50) per share. These options were granted under the Company’s 2006 stock option plan.

On March 28, 2007 the board of directors granted options to a consultant to acquire 150,000 shares, to vest at the rate of 1/12 per month and can be exercised over a period of five (5) years. The exercise price was set at $0.41 (CDN $ 0.47) per share. These options were granted under the Company’s 2006 stock option plan.

The Company has adopted SFAS123 (Revised) commencing May 1, 2005.

For this year ended April 30, 2007, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	13-Dec	17-Jan	20-Jan	19-Jan	20-Mar	28-Mar
	2005	2006	2006	2007	2007	2007	Total
Risk free rate	3.25%	3.25%	3.25%	4.50%	4.50%	4.50%
Volatility factor	87.72%	93.47%	90.83%	45.19%	57.48%	98.67%
Expected dividends	nil	nil	nil	nil	nil	nil
Stock-based compensation cost expensed during the year ended April 30, 2007	$210,663	$11,294	$22,585	$199,211	$3,060	$4,460	$451,273
Unexpended Stock -based compensation cost deferred over the vesting period	nil	nil	nil	$171,830	$50,122	$43,423	$265,375

As of April 30, 2007 there was $265,375 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended April 30, 2007 and April 30, 2006 was $451,273 and $225,246 respectively.

The following table summarizes the options outstanding as at April 30:

	Option Price	Number of shares
Expiry Date	Per Share	2007	2006
December 15, 2009	0.75	250,000	1,100,000
January 5, 2010	0.75	60,000	84,000
June 28, 2010	0.55	490,000	490,000
April 15, 2008	0.58	20,000	20,000
December 13, 2010	1.19	1,026,000	1,026,000
December 13, 2010	1.19	88,000	88,000
January 20, 2011	0.85	150,000	150,000
March 20, 2012	0.43	*250,000
March 28, 2012	0.41	**150,000
		2,484,000	2,958,000
Weighted average exercise price at end of year		0.86	0.89

* These options were granted at CDN $0.50 (US $0.43 on date of grant)

** These options were granted at CDN $0.47 (US $0.41 on date of grant)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

12. STOCK BASED COMPENSATION-CONT’D

	Number of Shares
	2006-2007	2005-2006
Outstanding, beginning of year	2,958,000	1,834,000
Granted	400,000	1,784,000
Expired	(800,000)	-
Exercised	(74,000)	(10,000)
Forfeited		-
Cancelled		(650,000)
Outstanding, end of year	2,484,000	2,958,000
Exerciseable, end of year	1,625,786	1,269,450

13. RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be cash or cash equivalents. As of April 30, 2007, unexpended flow-through funds were $2,266,602 (CDN $2,516,155).

14. RESTRICTED DEPOSITS

The Company has a term deposit of $17,889 (CDN$20,000) with a Canadian financial institution which earns interest at 2.5% per annum with maturity on April 26, 2007. This deposit has been assigned to the financial institution to enable the financial institution to issue an Irrevocable Letter of Credit to The First Nation of NaCho Nyak Dun (“NND”) which exercises certain powers over land use and environment protection within the Yukon Territory of Canada. The Company required access to move heavy equipment over the land controlled by NND and therefore posted this security bond so that if the Company fails to comply with reclamation requirements, then the security bond will be available to NND to complete the work or may form part of the compensation package. The term deposit was returned to the Company in May 2007 since the letter of credit expired.

15. OTHER LIABILITY

Year ended April 30, 2006

On March 28, 2006 the Company completed a brokered private placement through the issuance of 25,000 flow-through shares at a price of $0.75 per share for gross proceeds of $18,750. The proceeds raised were allocated between the offering of shares and the sale of tax benefits. The amount of $3,750 attributable to the sale of taxable benefits was credited to Other Liabilities. On renunciation of eligible exploration expenses in January of 2007, this Liability was reversed and included in income under Income tax recovery.

Year ended April 30, 2007

On December 28, 2006, the Company completed a brokered private placement of 2,823,049 flow-through special warrants (which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) Proceeds received from such warrants were allocated by the Company between the offering for shares and the sale of tax benefits. The amount of $366,996 attributable to the sale of taxable benefits was credited to Other Liabilities. On renunciation of eligible exploration expenses in January of 2007, this Liability was reversed and included in income under Income tax recovery.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

16. COMMITMENTS AND CONTINGENCIES

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
The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS
On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$135,123 (CDN$ 150,000) Paid Subsequently
On July 7, 2008	$135,123 (CDN$ 150,000)
TOTAL	$726,999 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Amended
Jan. 1/07 to Dec. 31/07	$ 900,820 (CDN$ 1,000,000)
Jan. 1/08 to Dec. 31/08	$1,126,025 (CDN$ 1,250,000)
Jan. 1/09 to Dec. 31/09	$1,351,230 (CDN$ 1,500,000)

TOTAL	$4,616,961(CDN$5,225,000)

By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company is now allowed to defer the expenditure of approximately $212,074 (CDN$235,423) until December 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon Work Program expenditures of $1,351,230 (CDN$1,500,000)

50% interest upon Work Program expenditures of $2,252,049 (CDN$2,500,000)

75% interest upon Work Program expenditures of $4,616,961 (CDN$5,225,000)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

16. COMMITMENTS AND CONTINGENCIES-CONT’D

YGC has subsequent to the year end attained a 25% interest. In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement. Section 2.2(a) of the Hinton Option Agreement defines the term, “incurred” as follows: “Costs shall be deemed to have been “incurred” when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur.” Consequently, the term, “incurred” includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006. This provision was met on May 15, 2006.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,616,961 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC’s relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,504,099 (CDN$5,000,000).

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

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project totaling $1,279,164 (CDN$1,420,000) for the 2007 Work Program. The Company has approximately $67,561(CDN$75,000) on deposit left over from the 2006 cash call schedule.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

16. COMMITMENTS AND CONTINGENCIES-CONT’D

b) The Marg Property (cont’d)

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

The Company has agreed to make subsequent payments under the Agreement of: (i) $90,082 (CDN$100,000) cash on or before December 12, 2007; and (ii) $180,164 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $900,820 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $2,864,607 (CDN$3,180,000) for the 2007 Work Program. The Company had approximately $495,451(CDN$550,000) on deposit left over from the 2006 cash call schedule.

c)
The Company entered into flow-through share subscription agreements during the year ended April 30, 2007 whereby it is committed to incur on or before December 31, 2007, a total of $2,543,505 (CDN$2,964,200) of qualifying Canadian Exploration expenses as described in the Income Tax Act of Canada. As of April 30, 2007 an expenditure of $133,363 (CDN$148,046) has been incurred and $2,536,842 (CDN$2,816,154) has not yet been spent. Commencing March 1, 2007 the Company is liable to pay a tax of approximately 5% per annum, calculated monthly on the unspent portion of the commitment.

d)
The Company relocated its corporate office and entered into a five year lease which was executed on March 27, 2006. The lease commenced July 1, 2006. Minimum lease commitments under the lease are as follows:

Years ending April 30,	Minimum lease commitment
2008	$43,010 (CDN $47,756)
2009	$43,131 (CDN $47,880)
2010	$44,807 (CDN $49,740)
2011	$45,142 (CDN $50,112)
2012	$ 7,525 (CDN $ 8,353)

e)
The Company entered into a one year consulting agreement with a consultant on December 28, 2006 commencing January 1, 2007. As per terms of the agreement, the consultant was to provide consulting services which included market awareness, financial and strategic advice. The Company is to compensate the consultant a fee which equals to a total of 500,000 restrictive shares over a period of twelve months with shares to be delivered on a monthly basis. The Company has accrued the cost in the statements, although in the opinion of the Company, it is not obligated to issue stock as the consultant is in breach of the contract due to non performance of the agreed services. The Company is discussing the contractual terms with the consultant.

17. OBLIGATION UNDER CAPITAL LEASE

The following is a summary of future minimum lease payments under the capital lease, together with the balance of the obligation under the lease:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

17. OBLIGATION UNDER CAPITAL LEASE-CONT’D

Years ending April 30,	2007
2008	$3,222	(CDN$ 3,576)
2009	$3,222	(CDN$ 3,576)
2010	$3,222	(CDN$ 3,576)
2011	$3,222	(CDN$ 3,576)
2012	$806	(CDN$ 894)
Total minimum lease payments	$13,694	(CDN$15,198)
Less: Deferred Interest	$1,745	(CDN$ 1,937)
	$11,949	(CDN$13,261)
Current Portion	$2,812	(CDN$ 3,121)
Long-Term Portion	$9,137	(CDN$10,140)

18. RELATED PARTY TRANSACTIONS

2005-2006

The Company and its subsidiary expensed a total of $14,755 (CDN $17,500) in consulting fees to a Company Director, and $49,547 (CDN $57,170) to two of it’s officers. The Company issued 24,336 common share units @ $0.55 per unit in settlement of prior year accounts payable of $13,385 to a Director and also issued 12,168 common share units @ $0.55 per unit in settlement of a prior year accounts payable for the services rendered by an individual as president.

The directors participated in private placements during the year as follows:

One director subscribed for 490,909 common share units @ $0.55 per unit

One director subscribed for 149,867 common share units @ $0.55 per unit.

2006-2007

The Company and its subsidiary expensed a total of $208,855 in consulting fees to three Company Directors, and $94,504 to two of its officers.

The Company issued 141,599 common shares for the settlement of an accrued liability to an ex officer and director. The accrued severance amount of $113,130 (CDN$128,855) was converted to 141,599 common shares at $0.80 (CDN$0.91).

The directors & officers exercised stock options during the year as follows:

One former director exercised 50,000 stock options at $0.75 per common share.

One officer exercised 24,000 stock options at $0.75 per common share.

19.  INCOME TAXES

The Company has certain non-capital losses of approximately $6,085,000 available, which can be applied against future taxable income and which expires between 2010 and 2027. The Company did not record any deferred tax asset as the losses are fully offset by a valuation allowance.

20. SUBSEQUENT EVENTS

a) Subsequent issue of common shares:

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton property. The shares represent $54,049 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.40 (CDN$0.44) each.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
April 30, 2007 and April 30, 2006
(Amounts expressed in US Dollars)

20. SUBSEQUENT EVENTS-CONT’D

b) Commitment to the proposed work program for Mount Hinton Property:

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project totaling $1,279,164 (CDN$1,420,000) for the 2007 Work Program. The Company had approximately $67,561(CDN $75,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $180,164 (CDN$200,000), on June 15, 2007 the Company paid $202,684 (CDN$225,000), being two of the four cash call payments. The third payment of $540,492 (CDN$600,000) is due on July 31, 2007 and the fourth payment of $288,262 (CDN$320,000) is due on August 15, 2007.

c) Commitment to the proposed work program for the Marg Property:

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $2,864,607 (CDN$3,180,000) for the 2007 Work Program. The Company had approximately $495,451(CDN $550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $675,615 (CDN$750,000), on June 15, 2007 the Company paid $675,615 (CDN$750,000), and on July 15, 2007 the Company paid $675,615 (CDN$750,000) being three of the four cash call payments. The fourth payment of $342,311 (CDN$380,000) is due on August 15, 2007.

d) Subscription for shares

The Company entered into a subscription agreement dated as of April 3, 2007 (the “Agreement”) with Industrial Minerals, Inc. (“Industrial Minerals”) to acquire (i) 5,000,000 common shares of Industrial Minerals at a price of $0.05 per share and (ii) a Warrant entitling the holder: (a) to purchase 5,000,000 common shares of Industrial Minerals at a purchase price of $0.05 per share (the “option price”) or, at the option of the holder, (b) to surrender the Warrant for a number of common shares to be determined by application of a formula which would result in a larger number of shares issued to the holder if the market price of the common stock is less than the option price at the time of exercise. The Warrant expires on April 3, 2008. The total subscription price paid by the Company was $250,000. The Company entered into the Agreement as of May 14, 2007. The shares of Industrial Minerals are “restricted” shares and may not be readily re-sold by the Company. The common stock of Industrial Minerals is quoted on the Over-the-Counter Bulletin Board under the symbol, “IDSM.”

e) Agreement for private placement (8-K filed with the SEC on June 27, 2007)

On June 15, 2007 the Company entered into an agreement (the “Northern Agreement”) with Northern Securities Inc. (“Northern”), in connection with the private placement (the “Private Placement”) of CDN$500,000 of units (“Units”) and CDN$1,500,000 of flow-through common shares. Each Unit will consist of one common share and one half common share purchase warrant. The closing of the Private Placement is expected to occur in July of 2007. The offering has received the approval of the Toronto Stock Exchange. The Company will not offer any of the securities described herein to U.S. persons. This 8-K does not constitute an offer for sale of securities in the United States.