Form 10QSB
period 2007-07-31
YUKON GOLD CORP INC
filed 2007-09-14
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2007

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

YES [X]	NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding As of July 31, 2007
Common Shares $ .0001 par value	23,019,501

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007

(Amounts expressed in US Dollars)

(Unaudited )

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As of July 31, 2007 and April 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	July 31, 2007	April 30, 2007
	$	$
ASSETS
CURRENT ASSETS

Cash and cash equivalents	256,223	936,436
Prepaid expenses and other (Note 10)	2,225,787	464,371
Exploration tax credit receivable (Note 4)	483,258	483,258
Short-term investment in available- for- sale securities (Note 9)	350,000	-
Restricted Deposit	-	17,889
	3,315,268	1,901,954

RESTRICTED CASH (Note 5)	-	2,266,602
PROPERTY, PLANT AND EQUIPMENT	58,663	56,551
	3,373,931	4,225,107

See condensed notes to the interim consolidated financial statements.

 APPROVED ON BEHALF OF THE BOARD

 /s/ Paul Gorman

 Paul Gorman, Director

 /s/ J. L. Guerra, Jr.

 J. L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As of July 31, 2007 and April 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	July 31, 2007	April 30, 2007
	$	$
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities (Note 11)	146,909	260,134
Obligation under Capital Lease	2,858	2,812
Total Current Liabilities	149,767	262,946

Long -Term Portion of:
Obligation under Capital Lease	9,304	9,137

TOTAL LIABILITIES	159,071	272,083

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY

CAPITAL STOCK	2,301	2,288

ADDITIONAL PAID-IN CAPITAL	11,124,135	10,949,726

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	76,350	(63,608)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(7,987,926)	(6,935,382)
	3,214,860	3,953,024
	3,373,931	4,225,107

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the three months ended July 31, 2007 and July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative since inception	For the quarter ended July 31, 2007	For the quarter ended July 31, 2006
	$	$	$
OPERATING EXPENSES

General and administration	4,180,088	74,886	553,682
Project expenses	4,783,529	974,725	871,887
Exploration Tax Credit	(605,716)	-	-
Amortization	20,867	2,933	3,158
Loss on sale/disposal of capital assets	5,904	-	-

TOTAL OPERATING EXPENSES	8,384,672	1,052,544	1,428,727

LOSS BEFORE INCOME TAXES	(8,384,672)	(1,052,544)	(1,428,727)

Income taxes recovery	396,746	-	-

NET LOSS	(7,987,926)	(1,052,544)	(1,428,727)

Loss per share - basic and diluted		(0.05)	(0.08)

Weighted average common shares outstanding		22,920,192	16,656,627

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the three months ended July 31, 2007 and July 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative Since Inception	For the Quarter ended July 31, 2007	For the Quarter ended July 31, 2006
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(7,987,926)	(1,052,544)	(1,428,727)
Items not requiring an outlay of cash:
Amortization	20,867	2,933	3,158
Loss on sale/disposal of property, plant, equipment	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	525,339	57,252	53,845
Common shares issued for settlement of severance liability to ex-officer	113,130	-	113,130
Stock-based compensation	793,689	117,170	85,323
Issue of shares for professional services	852,523	-	-
Issue of units against settlement of debts	20,077	-	-
Increase in prepaid expenses and other	(2,226,703)	(1,763,489)	(979,710)
Increase in exploration tax credit receivable	(483,258)	-	-
Increase (Decrease) in accounts payable and accrued liabilities	146,419	(113,225)	130,661
Decrease (Increase) in restricted cash	-	2,266,602	118,275
Decrease in restricted deposit	-	17,889	-

NET CASH USED IN OPERATING ACTIVITIES	(8,031,814)	(467,412)	(1,904,045)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(83,498)	(2,760)	-
Investment in available- for- sale securities	(250,000)	(250,000)	-

NET CASH USED IN INVESTING ACTIVITIES	(333,498)	(252,760)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds (Repayments) from Demand promissory notes	200,000	-	-
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants - net	450,309	-	-
Proceeds from subscription of warrants - net	525,680	-	-
Proceeds from issuance of units/shares - net	7,189,001	-	425,497
Proceeds (Repayments) from capital lease obligation	11,949	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,639,619	-	425,497

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(18,084)	39,959	(44,013)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR	256,223	(680,213)	(1,522,561)
Cash and cash equivalents, beginning of year	-	936,436	2,412,126

CASH AND CASH EQUIVALENTS, END OF YEAR	256,223	256,223	889,565
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity
From Inception to July 31, 2007
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity
From Inception to July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity
From Inception to July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

Net loss for the year					(3,703,590)	(3,703,590)

Balance as of April 30, 2007	22,883,137	2,288	10,949,726	-	(6,935,382)	(3,762,036)	(63,608)
Issuance of common shares for property payment	136,364	13	57,239		-	-	-
Stock based compensation-Directors and Officers			117,170		-	-
Foreign currency translation						39,958	39,958
Unrealized gain on available-for-sale securities						100,000	100,000
Net loss for the quarter	____________	_________	___________	___________	(1,052,544)	(1,052,544)	_______
Balance as of July 31, 2007	23, 019, 501	2,301	11,124,135		7,987,926	(912,586)	76,350

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended April 30, 2008. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

5. RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds, which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be cash or cash equivalents. As of July 31, 2007 and April 30, 2007, unexpended flow-through funds were $nil and $2,266,602 (CDN$2,516,155) respectively.

6. STOCK BASED COMPENSATION

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

The purchase price (the “Price”) per share under each Stock Option shall be determined by the board of directors or a committee, as applicable. The Price shall not be lower than the closing market price on the TSX, or another stock exchange where the majority of the trading volume and value of the Shares occurs, on the trading day immediately preceding the date of grant, or if not so traded, the average between the closing bid and asked prices thereof as reported for the trading day immediately preceding the date of the grant; provided that if the shares have not traded on the TSX or another stock exchange for an extended period of time, the “market price” will be the fair market value of the shares at the time of grant, as determined by the board of directors or committee. The board of directors or committee may determine that the Price may escalate at a specified rate dependent upon the date on which an option may be exercised by the Eligible Participant. The Company has adopted SFAS123 (Revised) commencing May 1, 2005.

For the quarter ended July 31, 2007, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	19-Jan	20-Mar	28-Mar
	2007	2007	2007	Total
Risk free rate	4.50%	4.50%	4.50%
Volatility factor	45.19%	57.48%	98.67%
Expected dividends	nil	nil	nil
Stock-based compensation cost expensed during the quarter ended July 31, 2007	$98,551	$6,648	$11,971	$117,170
Unexpended Stock -based compensation cost deferred over the period	$73,279	$43,474	$31,452	$148,205

As of July 31, 2007 there was $148,205 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the quarter ended July 31, 2007 was $117,170.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

7. ISSUANCE OF COMMON SHARES

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
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

7. ISSUANCE OF COMMON SHARES-Cont’d

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
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

7.  ISSUANCE OF COMMON SHARES-Cont’d

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

Three Months ended July 31, 2007

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each.

8.  COMMITMENTS AND CONTINGENCIES

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

8.   COMMITMENTS AND CONTINGENCIES - Cont’d

The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$140,607 (CDN$ 150,000)
TOTAL	$739,339 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,171,729 (CDN$ 1,250,000)
Jan. 1/09 to Dec. 31/09	$1,406,074 (CDN$ 1,500,000)
TOTAL	$4,754,072(CDN$5,225,000)

By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company was allowed to defer the expenditure of approximately $220,681 (CDN$235,423) until December 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,262,321 (CDN$1,500,000)

50% interest upon completion of Work Program expenditures of $2,343,457 (CDN$2,500,000)

75% interest upon completion of Work Program expenditures of $4,754,072 (CDN$5,225,000)

YGC has attained a 25% interest as at July 31, 2007. In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement. Section 2.2(a) of the Hinton Option Agreement defines the term, “incurred” as follows:   “Costs shall be deemed to have been “incurred” when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur.” Consequently, the term, “incurred” includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006. This provision was met on May 15, 2006.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,754,072 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC’s relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,686,914 (CDN$5,000,000).

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

8.   COMMITMENTS AND CONTINGENCIES - Cont’d

The Hinton Option Agreement entitles the Hinton Syndicate to recommend for appointment one member to the board of directors of the Company.

The Hinton Option Agreement provides both parties (YGC and Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

The Hinton Syndicate members each have the option to receive their share of property payments in stock of the Company at a 10% discount to the market, once the Company has obtained a listing on a Canadian stock exchange. YGC and the Company have a further option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of the Company. On July 7, 2007 the Company issued 136,364 common shares, with the approval of the TSX,  in settlement of 40% of the property payment due on July 7, 2007. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each.  The $84,727 (CDN$90,000) balance was paid in cash to the members of the Hinton Syndicate on July 7, 2007. This entire issuance of shares and cash payment was expensed as project expense.

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

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project which was revised on May 15, 2007, totaling $1,410,949 (CDN$1,505,200) for the 2007 Work Program. The Company had approximately $70,304 (CDN$75,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $180,164 (CDN$200,000), on June 15, 2007 the Company paid $202,684 (CDN$225,000), being two of the four cash call payments. Due to delays in the drilling program the third payment of $562,430 (CDN$600,000) which was due on July 31, 2007 was changed to August 31, 2007 and was paid subsequently.  The fourth payment of $379,828 (CDN$405,200) which was originally due on August 15, 2007 was changed to September 15, 2007.

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

The Company has agreed to make subsequent payments under the Agreement of: (i) $93,738 (CDN$100,000) cash on or before December 12, 2007; and (ii) $187,477 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $937,383 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

8.   COMMITMENTS AND CONTINGENCIES - Cont’d

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $2,980,877 (CDN$3,180,000) for the 2007 Work Program. The Company had approximately $515,561 (CDN$550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $703,037 (CDN$750,000), on June 15, 2007 the Company paid $703,037 (CDN$750,000), and on July 15, 2007 the Company paid $703,037 (CDN$750,000) being three of the four cash call payments. The fourth payment of $356,205 (CDN$380,000) is due on August 15, 2007 and was paid subsequently.

c) On July 23, 2007, Yukon Gold Corporation, Inc. (the “Company”) amended and restated an agreement with Northern Securities Inc. (“Northern”) pursuant to which Northern agreed to act as agent in connection with a $2,624,672 (CDN$2,800,000) private placement (the “Private Placement”).  Northern agreed to place or purchase for its own account $1,406,704 (CDN$1,500,000) in Units and $1,218,598 (CDN$1,300,000) of flow-through units (the “Flow-Through Units”).  Each Unit consists of one common share and one-half common share purchase warrant (a “Warrant”).  Each Flow-Through Unit consists of one flow-through common share and one half of a common share purchase warrant where each full warrant will enable its holder to purchase a non-flow-through share (a “Flow-Through Warrant”).  The “flow-through” shares entitle Canadian tax payers to certain tax credits which may be offset against Canadian income tax.  The Units were priced at $0.42 (CDN$0.45) per Unit.  Each whole Warrant (two half Warrants together) will be exercisable for one share of the Company’s common stock for a period of 24 months from the closing of the private placement at an exercise price of $0.56 (CDN$0.60) per share.  The Flow-Through Units are priced at $0.49 (CDN$0.52) per Flow-Through Unit.  Each whole Flow-Through Warrant will be exercisable into one share of the Company’s common stock  for a period of 24 months from the Closing Date at an exercise price of $0.66 (CDN$0.70) per share.  In connection with the Northern Agreement, the Company agreed to pay Northern a commission equal to 8% of the aggregate gross proceeds of the Private Placement and issue to Northern broker warrants in the amount of 8% of the aggregate number of Units and Flow-Through Units purchased through the Private Placement.   In addition, the Company agreed to pay Northern a due diligence fee of $70,304 (CDN$75,000).  The Private Placement is scheduled to close in two parts.  The first closing occurred on August 16, 2007 for aggregate gross proceeds of $1,073,425 (CDN$1,145,180). (See Note 12 – Subsequent Events).

9. SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES

The Company entered into a subscription agreement dated as of April 3, 2007 (the “Agreement”) with Industrial Minerals, Inc. (“Industrial Minerals”) to acquire (i) 5,000,000 common shares of Industrial Minerals at a price of $0.05 per share and (ii) a Warrant entitling the holder: (a) to purchase 5,000,000 common shares of Industrial Minerals at a purchase price of $0.05 per share (the “option price”) or, at the option of the holder, (b) to surrender the Warrant for a number of common shares to be determined by application of a formula which would result in a larger number of shares issued to the holder if the market price of the common stock is less than the option price at the time of exercise. The Warrant expires on April 3, 2008. The total subscription price paid by the Company was $250,000. The Company entered into the Agreement as of May 14, 2007. The common stock of Industrial Minerals is quoted on the Over-the-Counter Bulletin Board under the symbol, “IDSM.” The Company accounted for this investment as a short term investment in available-for-sale securities. The unrealized gain of $100,000 as at July 31, 2007 has been excluded from earnings and reported as ‘Other Comprehensive Income’. The Company executed an agreement to sell the securities on August 17, 2007 (See Note 12- Subsequent Events).

10. PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $83,915 (CDN$89,520) being Goods & Services tax receivable from the Federal Government of Canada. Included in prepaid expenses and other is a deposit of $1,932,019 (CDN $2,061,078) with a geological company for conducting exploration activities at the Mount Hinton and Marg properties.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company entered into a one year consulting agreement with a consultant on December 28, 2006 commencing January 1, 2007. As per terms of the agreement, the consultant was to provide consulting services which included market awareness, financial and strategic advice. The Company was to compensate the consultant a fee of 500,000 restrictive shares over a period of twelve months with shares to be delivered on a monthly basis. The Company had accrued the cost of $136,668 in the April 30, 2007 statements, although in the opinion of the Company, it was not obligated to issue stock as the consultant was in breach of the contract due to non performance of the agreed services. The Company received a cancellation and waiver of the agreement from the consultant and reversed this accrual to the credit of general and administrative expense during the quarter ended July 31, 2007.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

12.   SUBSEQUENT EVENTS

a)   Subsequent issue of common shares:

On August 16, 2007 the Company completed a private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $808,446  (CDN$862,499.70) and the sale of 543,615 flow-through units (the “Flow-Through Units”) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $264,979 (CDN$282,679.80), raising aggregate gross proceeds of approximately $1,073,425 (CDN$1,145,180).  Each Unit consisted of one non-flow through common share ("Common Share") and one half of one Common Share purchase warrant (each whole warrant, a "Warrant").  Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.56 (CDN$0.60) per share.  Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an "FT Warrant").  Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.66 (CDN$0.70) per share.  Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 153,333 “Unit Compensation Options” and 43,489 “FT Unit Compensation Options”.  Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until August 16, 2009.  Each FT Unit Compensation Option is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009.  Yukon Gold has also granted Northern an option (the "Over-Allotment Option") exercisable until October 15, 2007 to offer for sale up to an additional $468,691 (CDN$500,000) of Units and/or Flow-Through Units on the same terms and conditions.  The Company paid a $70,304 (CDN$75,000) due diligence fee to Northern at closing and reimbursed Northern for its expenses.  The proceeds of the Financing will be used for the exploration and development of the Company’s two Yukon Territory based properties, and for working capital.

b)  Subsequent Commitments & Contingencies:

On August 15 the Company entered into an on-line investor relations marketing agreement with a consultant for a one year term, with the option to renew for an additional 12 months.  In return for services rendered, the Company will pay the consultant $1,875 (CDN$2,000) per month.  In addition, the consultant has been granted an option to purchase 125,000 shares of the Company at $0.42 (CDN$0.45) per share, with the option vesting in equal quarterly amounts of 31,250 shares on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008, and the first exercise date being August 15, 2008 and an expiry date of August 15, 2010.

On August 15, 2007 the Company paid $365,205 (CDN$380,000), being the fourth and final payment for the Marg Project 2007 Work Program.

On August 15, 2007 the Company paid $86,127 (CDN$91,880.20) towards the third cash call payment for the Mount Hinton 2007 Work Program. On August 31, 2007 the Company re-allocated $476,303 (CDN$508,119.80) being the balance of the third cash call payment for the Mount Hinton 2007 Work Program from cash call funds previously allocated to the Marg Project. These re-allocated funds are not presently needed for the Marg Project.

On August 17, 2007, the Company entered into an agreement with Global Capital SPE-1 LLC (“Global”) pursuant to which Global agreed to purchase 2 million shares of Industrial Minerals Inc. (“IDSM”) held by the Company for consideration of $140,000.  Pursuant to the Agreement, Global has the option to purchase from the Company an additional 3 million shares of IDSM for consideration of $210,000.  The Company also assigned to Global 5 million warrants to purchase IDSM stock.  The Company will receive up to $100,000 in the event that Global exercises all or a portion of the warrants.  Global consummated the purchase of the first 2 million shares of IDSM on September 6, 2007.

c) The Company announced on September 5, 2007 that its common stock will trade on the Frankfurt Stock Exchange.  The Company’s common stock will trade under the symbol “W8Y” and the German Securities Code A0JJ6Z.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATION

FOR THE THREE MONTH PERIOD ENDED JULY 31, 2007

Discussion of Operations & Financial Condition

Three months ended July 31, 2007

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at July 31, 2007, we had accumulated losses of $7,987,926. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the quarter ended July 31, 2007 has been its effort to raise additional capital to meet its ongoing obligations under both the Hinton Syndicate Agreement and the Marg Acquisition Agreement and to pursue its exploration activities.

Having obtained material financing, we implemented exploration programs at both the Mount Hinton and Marg Properties.

SELECTED INFORMATION

	July 31, 2007	July 31, 2006
Revenues	Nil	Nil
Net Loss	$1,052,544	$1,428,727
Loss per share-basic and diluted	$(0.05)	$(0.08)
Total Assets	$3,373,931	$2,177,549
Total Liabilities	$159,071	$380,551
Cash dividends declared per share	Nil	Nil

The total assets for the three months ended July 31, 2007 includes cash and cash equivalents for $256,223, prepaid expenses and other for $2,225,787, exploration tax credit receivable for $483,258, short term investment in available-for -sale securities for $350,000 and capital assets for $58,663. The total assets for the  quarter ended July 31, 2006 includes cash and cash equivalents for $889,565, restricted deposit for $17,889 and capital assets for $59,263.

Revenues

No revenue was generated by the Company’s operations during the quarter ended July 31, 2007 and the quarter ended July 31, 2006.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the quarter ended July 31, 2007 is general and administrative expense of $74,886, as compared to $553,682 for the quarter ended July 31, 2006. General and administrative expense represents approximately 7% of the total operating expense for the quarter ended July 31, 2007 and approximately 39% of the total operating expense for the quarter ended July 31, 2006. General and administrative expense for the quarter ended July 31, 2007 was credited with $136,668 being the reversal of liability created during the year ended April 30, 2007 for consultancy expense exposure which was cancelled in July 2007.

 (b) Project Expense

Included in operating expenses for the quarter ended July 31, 2007 is project expenses of $974,725 as compared with $871,887 for the quarter ended July 31, 2006. Project expense is a significant expense and it represents approximately 93% of the total operating expense for the quarter ended July 31, 2007 and approximately 61% of the total operating expense for the quarter ended July 31, 2006. Project expense increased by $102,838 in the quarter ended July 31, 2007, as compared to the quarter ended July 31, 2006. The increase in this expense is mainly due to the additional expenses incurred by the Company on exploration of both the Mount Hinton Property claims and its Marg Property in the Yukon Territory of Canada. During the quarter ended July 31, 2007, the Company made a property payment of $141,979 (CDN $150,000) to the Hinton Syndicate, which was paid partly in cash and partly by the issue of 136,364 common shares.

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

During the summer of 2006, we undertook an exploration program to delineate the vertical and lateral extent of some of the known vein structures at the site utilizing a new and improved reverse circulation drill and to carry out the geochemical surveys, prospecting and trenching that would help identify additional mineralized targets for future drilling and exploration programs. A second objective of the summer 2006 exploration program was to determine whether it would be more effective and feasible to evaluate the deposits by diamond drilling from an underground adit/ramp and where best to locate this underground development if feasible. Due to equipment failures the 2006 drilling program was cancelled prior to completion of any of the planned drill holes.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project which was revised on May 15, 2007, totaling $1,410,949 (CDN$1,505,200) for the 2007 Work Program. The Company had approximately $70,304 (CDN$75,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $180,164 (CDN$200,000), on June 15, 2007 the Company paid $202,684 (CDN$225,000), being two of the four cash call payments. Due to delays in the drilling program the third payment of $562,430 (CDN$600,000) which was due on July 31, 2007 was changed to August 31, 2007 and was paid subsequently.  The fourth payment of $379,828 (CDN$405,200) which was originally due on August 15, 2007 was changed to September 15, 2007.

With respect to the Option agreement between Yukon Gold and the Hinton Syndicate, Yukon Gold will earn a 75% interest in the property by making property payments of $739,339 (CDN$850,000) and spending $4,754,072 (CDN$5,225,000) on the property. Having received permission from the Hinton Syndicate to move the unused portion of the summer 2006 work program commitment to the 2007 summer work program the Company is up to date with its financial commitments with respect to the Mount Hinton Property, and as at July 31, 2007 the Company has attained a 25% interest.

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

A drill rig was contracted to be on-site in mid-June, yet as of the end of this quarter the equipment is still delayed.  Depending on the results and success of the 2007 program and Yukon Gold’s ability to raise sufficient funds, a decision will be made in late 2007, as to which of the following programs are warranted. The options are as follows:

1.	Continue drilling to further evaluate the known vein systems as well as other targets that may have resulted from the 2006 geochemical surveys and prospecting program, or

2.	Develop an underground ramp from which diamond drilling and underground testing of some of the vein systems can be carried out, or

3.

Convert to a Joint Venture arrangement with the Hinton Syndicate as provided in the Hinton Syndicate Agreement whereby Yukon Gold would retain a 25% interest in the property having met the expenditure of $1,262,321 (CDN$1,500,000) in work programs on the Mount Hinton Property. Yukon Gold must spend $937,383 (CDN$1,000,000) in 2007 plus the deferred expenditures of approximately $220,691 (CDN$235,423) as referred to above, in order to meet its work obligation under the Mount Hinton Agreement, unless it elects to convert to the joint venture arrangement.

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

In 2005 Peter Holbek made a 43-101 compliant resource calculation based on all the drill results up to 1997 and estimated the following:

Classification	Tonnes	Cu%	Pb%	Zn%	Ag g/t	Au g/t
Indicated	4,646,200	1.80	2.57	4.77	65.08	0.99
Inferred	880,800	1.55	1.90	3.75	50.42	0.95

The drilling results of the nine holes drilled at the Marg Property in the summer of 2006 were incorporated into the more conservative resource calculation performed by R. Carne and G. Giroux in 2007 whose estimate at a 1% Cu content cut-off are:

Classification	Tonnes	Cu%	Pb%	Zn%	Ag g/t	Au g/t
Indicated	1,720,000	1.97	2.40	4.59	59.72	0.95
Inferred	4,800,000	1.81	2.28	4.64	54.47	0.77

The discrepancy between these two estimates has yet to be addressed.

A total of $1,486,831 (CDN$1,750,000) was budgeted in 2006. The program was made up of the following components and budgeted expenditures:

	US$	CDN$
· 4400 metres of diamond drilling	$ 727,409	$ 776,000
· Geological support services	$ 284,027	$ 303,000
· Airborne geophysical survey	$ 140,607	$ 150,000
· Helicopter support	$ 179,337	$ 191,000
· Field support and management	$ 309,337	$ 330,000
	$1,640,420	$1,750,000

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $2,980,877 (CDN$3,180,000) for the 2007 Work Program. The Company had approximately $515,561(CDN $550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $703,037 (CDN$750,000), on June 15, 2007 the Company paid $703,037 (CDN$750,000), and on July 15, 2007 the Company paid $703,037 (CDN$750,000) being three of the four cash call payments. The fourth payment of $356,205 (CDN$380,000) is due on August 15, 2007 and was paid subsequently.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	July 31, 2007	July 31, 2006
Cash and cash equivalent	$256,223		$889,565
Working capital	$3,165,501		$1,730,932
Cash used in operating activities	$(467,412)		$(1,904,045)
Cash used in investing activities	$(252,760)	$	nil
Cash provided by financing activities	$-		$425,497

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of July 31, 2007.

Contractual Obligations and Commercial Commitments

In addition to the contractual obligations and commitments of the Company to acquire its mineral properties as described in Note 8 to our Financial Statements included with this report, the Company has additional commitments for its office lease and to pay minimum lease payments under its capital lease. Refer to our annual financial statements for April 30, 2007 for future obligation payments.

Flow-Through Share Subscription

The Company entered into flow-through share subscription agreements during the year ended April 30, 2007 whereby it is committed to incur on or before December 31, 2007, a total of $2,543,505 (CDN$2,964,200) of qualifying Canadian Exploration expenses as described in the Income Tax Act of Canada. As of April 30, 2007 an expenditure of $133,363 (CDN$148,046) had been incurred and as of the quarter ended July 31, 2007 $852,352 (CDN$909,289) has been incurred resulting in $1,787,462 (CDN$1,906,865) not yet being spent. Commencing March 1, 2007 the Company was liable to pay a tax of approximately 5% per annum, calculated monthly on the unspent portion of the commitment.

Consulting Agreement

The Company entered into a one year consulting agreement with a consultant on December 28, 2006 commencing January 1, 2007. As per terms of the agreement, the consultant was to provide consulting services which included market awareness, financial and strategic advice. The Company was to compensate the consultant a fee of 500,000 restrictive shares over a period of twelve months with shares to be delivered on a monthly basis. The Company had accrued the cost of $136,668 in the April 30, 2007 statements, although in the opinion of the Company, it was not obligated to issue stock as the consultant was in breach of the contract due to non performance of the agreed services. The Company received a cancellation and waiver of the agreement from the consultant and reversed this accrual to the credit of general and administrative expense during the quarter ended July 31, 2007.

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

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.  The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined  in Rules  13a-15(e) and 15d-15(e) under the  Securities Exchange Act of 1934, as amended  (the  "Exchange  Act") as at July 31, 2007.  Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)  under the Exchange  Act) during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)

Limitations on the Effectiveness of Controls.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

RISK FACTORS

1.

WE DO NOT HAVE AN OPERATING BUSINESS.

The Company has rights in certain mineral claims located in the Yukon Territory, Canada.  To date we have done limited exploration of the property covered by our mineral claims.  We do not have a mine or a mining business of any kind.  There is no assurance that we will develop an operating business in the future.

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

3.

OUR STOCK PRICE WILL BE HEAVILY INFLUENCED BY THE RESULTS OF DRILLING TESTS.

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

8.

GOING CONCERN QUALIFICATION

The Company has included a “going concern” qualification in the Consolidated Interim Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue.  In the event that we are unable to raise additional capital and/or locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations.  In addition, the existence of the “going concern” qualification in our auditor’s report may make it more difficult for us to obtain additional financing.  If we are unable to obtain additional financing, you may lose all or part of your investment.

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

10.

OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.

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

11.

OUR BUSINESS IS SUBJECT TO CURRENCY RISKS.

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

PART II-OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment to the Hinton Syndicate for the Mount Hinton property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each.

On August 16, 2007 the Company completed a private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $808,446  (CDN$862,499.70) and the sale of 543,615 flow-through units (the “Flow-Through Units”) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $264,979 (CDN$282,679.80), raising aggregate gross proceeds of approximately $1,073,425 (CDN$1,145,180).  Each Unit consisted of one non-flow through common share ("Common Share") and one half of one Common Share purchase warrant (each whole warrant, a "Warrant").  Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.56 (CDN$0.60) per share.  Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an "FT Warrant").  Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.66 (CDN$0.70) per share.  Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 153,333 “Unit Compensation Options” and 43,489 “FT Unit Compensation Options”.  Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until August 16, 2009.  Each FT Unit Compensation Option is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009.  Yukon Gold has also granted Northern an option (the "Over-Allotment Option") exercisable until October 15, 2007 to offer for sale up to an additional $468,691 (CDN$500,000) of Units and/or Flow-Through Units on the same terms and conditions.  The Company paid a $70,304 (CDN$75,000) due diligence fee to Northern at closing and reimbursed Northern for its expenses.  The proceeds of the Financing will be used for the exploration and development of the Company’s two Yukon Territory based properties, and for working capital.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION:

None.

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

Dated: September 12, 2007

By: /s/ Paul A. Gorman

             Paul A. Gorman

             Chief Executive Officer and Directors