Form 10QSB
period 2007-10-31
YUKON GOLD CORP INC
filed 2007-12-17
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2007

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

Registrant’s telephone number, including area code: (416) 865-9790

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 31, 2007
Common Shares $ .001 par value	25,479,782

YUKON GOLD CORPORATION, INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2007

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Page No

Interim Consolidated Balance Sheets as of October 31, 2007 and April 30, 2007	1-2

Interim Consolidated Statements of Operations for the six months and three months ended October 31, 2007 and October 31, 2006	3

Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2007 and October 31, 2006	4

Interim Consolidated Statements of Changes in Stockholders’ Equity for the six months ended October 31, 2007 and the year ended April 30, 2007	5-6

Condensed Notes to Interim Consolidated Financial Statements	7-17

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at October 31, 2007 and April 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

ASSETS

	October 31,	April 30,
	2007	2007
	$	$
CURRENT ASSETS

Cash and cash equivalents	574,620	936,436
Prepaid expenses and other (note 10)	787,389	464,371
Exploration Tax Credit Receivable (note 4)	567,868	483,258
Short-term investment in available-for-sale securities (note 9)	210,000	–
Restricted Deposit	–	17,889
	2,139,877	1,901,954

RESTRICTED CASH (note 5)	–	2,266,602
PROPERTY, PLANT AND EQUIPMENT	100,488	56,551

	2,240,365	4,225,107

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Kenneth J. Hill
Kenneth J. Hill, Director

/s/ J.L. Guerra, Jr
J.L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at October 31, 2007 and April 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

LIABILITIES
	October 31,	April 30,
	2007	2007
	$	$

CURRENT LIABILITIES

Accounts payable and accrued liabilities (note 11)	190,571	260,134
Other Liability (note 12)	35,381	–
Obligation under Capital Leases	2,937	2,812
Total Current Liabilities	228,889	262,946

Long –Term Portion of:
Obligation under Capital Lease	9,705	9,137

TOTAL LIABILITIES	238,594	272,083

SHAREHOLDERS’ EQUITY

CAPITAL STOCK	2,547	2,288

ADDITIONAL PAID-IN CAPITAL	12,128,784	10,949,726

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	277,695	(63,608)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(10,407,255)	(6,935,382)

	2,001,771	3,953,024

	2,240,365	4,225,107

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the six months and three months ended October 31, 2007 and October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	October 31,	October 31,	October 31,	October 31,
	inception	2007	2006	2007	2006

	$	$	$	$	$
OPERATING EXPENSES

General and administration	4,572,175	466,973	1,163,024	392,087	609,342
Project expenses	6,806,615	2,997,811	1,695,854	2,023,086	823,967
Exploration Tax Credit	(605,716)	–	–	–	–
Amortization	25,023	7,089	6,307	4,156	3,149
Loss on sale/disposal of capital assets	5,904	–	–	–	–
			_
TOTAL OPERATING EXPENSES	10,804,001	3,471,873	2,865,185	2,419,329	1,436,458

LOSS BEFORE INCOME TAXES	(10,804,001)	(3,471,873)	(2,865,185)	(2,419,329)	(1,436,458)

Income taxes recovery	396,746	–	–	–	–

NET LOSS	(10,407,255)	(3,471,873)	(2,865,185)	(2,419,329)	(1,436,458)

Loss per share – basic and diluted		(0.14)	(0.17)	(0.09)	(0.08)

Weighted average common shares outstanding		23,999,421	17,151,588	25,078,649	17,646,550

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the six months ended October 31, 2007 and October 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
		six months	six months
	Cumulative	ended	ended
	since	October 31,	October 31,
	inception	2007	2006
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(10,407,255)	(3,471,873)	(2,865,185)
Items not requiring an outlay of cash:
Amortization	25,023	7,089	6,307
Loss on sale/disposal of capital assets	5,904	–	–
Registration rights penalty expense	188,125	–	–
Shares issued for property payment	525,339	57,252	53,845
Common shares issued for Settlement of severance liability to ex-officer	113,130	–	113,130
Stock-based compensation	872,778	196,259	170,646
Issue of shares for professional services	852,523	–	438,759
Issue of units against settlement of debts	20,077	–	–
Increase in prepaid expenses and deposits	(788,305)	(215,720)	(699,319)
Increase in exploration tax credit receivable	(567,868)	–	–
Increase (Decrease) in accounts payable and accrued liabilities	190,081	(100,404)	(48,169)
Decrease in restricted cash	–	2,266,602	118,275
Decrease in restricted deposit	–	17,889	–
Increase in other liabilities	35,581	35,381	–

NET CASH USED IN OPERATING ACTIVITIES	(8,934,867)	(1,207,525)	(2,711,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(122,258)	(41,520)	(1,437)
Investment in available for sale securities	(250,000)	(250,000)	–
Sale of available for sale securities	140,000	140,000	–

NET CASH USED IN INVESTING ACTIVITIES	(232,258)	(151,520)	(1,437)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	–	–
Proceeds from demand promissory notes	200,000	–	–
Proceeds from Convertible promissory notes converted	200,500	–	–
Proceeds from exercise of stock options	61,000	–	18,000
Proceeds from exercise of warrants-net	450,309	–	–
Proceeds from subscription of warrants-net	525,680	–	425,497
Proceeds from issuance of units /shares-net	8,114,808	925,807	862,978
Proceeds (Repayments) from capital lease obligation	11,069	(880)	(1,489)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,564,546	924,927	1,304,986

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	177,199	72,302	(40,582)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR	574,620	(361,816)	(1,448,744)

Cash and cash equivalents, beginning of year	–	936,436	2,412,126

CASH AND CASH EQUIVALENTS, END OF PERIOD	574,620	574,620	963,382

INCOME TAXES PAID		–	–

INTEREST PAID		–	–

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders’ Equity
From Inception to October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

	Number of Common Shares	Common Shares Amount	Additional Paid-in Capital	Subscription for Warrants	Deficit, Accumulated during the Exploration Stage	Comprehen- sive Income (loss)	Accumulated Other Comprehen- sive Income (loss)
	#	$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	–	–	–	–	–
Issuance of warrants	–	–	1,142	–	–	–	–
Foreign currency translation	–	–	–	–		604	604
Net loss for the year	–	–	–		(124,783)	(124,783)	–

Balance as of April 30, 2003	2,833,377	154,063	1,142	–	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	–	–	–	–
Issuance of warrants	–	–	2,855	–	–	–
Shares repurchased	(240,855)	(5,778)	–	–	–	–
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	–	–	–
Issuance of Common shares	1,750,000	175	174,825	–	–	–
Issuance of Common shares for Property Payment	300,000	30	114,212	–	–	–
Foreign currency translation	–	–	–	–	–	(12,796)	(12,796)
Net loss for the year	–	–	–	–	(442,906)	(442,906)	–

Balance as of April 30, 2004	8,815,508	882	697,299	–	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	–	–	–	–
Issuance of common shares on Conversion of Convertible Promissory note	76,204	8	57,144	–	–	–	–
Foreign currency translation	–	–	–	–	–	9,717	9,717
Net loss for the year	–	–	–	–	(808,146)	(808,146)	–

Balance as of April 30, 2005	9,025,045	903	854,430	–	(1,375,835)	(798,429)	(2,475)

Stock based compensation - Directors and officers			216,416
Stock based compensation - Consultants			8,830
Issue of common shares and Warrants on retirement of Demand Promissory note	369,215	37	203,031
Units issued to an outside company for professional services settlement	24,336	2	13,384
Units issued to an officer for professional services settlement	12,168	1	6,690
Issuance of common shares for professional services	150,000	15	130,485
Units issued to shareholder	490,909	49	269,951
Units issued to a director	149,867	15	82,412
Units issued to outside subscribers	200,000	20	109,980
Issuance of common shares on Conversion of Convertible Promissory notes	59,547	6	44,654
Issuance of common shares on Exercise of warrants	14,000	2	11,998
Issuance of common shares on Conversion of Convertible Promissory notes	76,525	8	57,386
Private placement of shares	150,000	15	151,485
Issuance of Common shares for property payment	133,333	13	99,987
Issuance of common shares on Conversion of Convertible Promissory notes	34,306	4	25,905
Issuance of common shares on Exercise of warrants	10,000	1	8,771
Issuance of common shares on Conversion of Convertible Promissory notes	101,150	10	76,523

*

Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	5,331,327	533	2,910,375
Brokered Private placement of flow through Shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	–	–	–			(2,687)	(2,687)
Net loss for the year	–	–	–		(1,855,957)	(1,855,957)	–

Balance as of April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issue of common shares for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares for professional services	342,780	34	438,725
Brokered private placement of units-net	400,000	40	363,960
Brokered private placement of units-net	550,000	55	498,923
Stock based compensation-Directors and Officers			451,273
Exercise of stock options	50,000	5	37,495
Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)

Balance as of April 30, 2007	22,883,137	2,288	10,949,726	–	(6,935,382)	(3,762,036)	(63,608)

Issuance of common shares for property payment	136,364	13	57,239		–	–	–
Stock based compensation			196,259		–	–
Unrealized gain on available-for-sale securities						100,000	100,000
Realized gain on available-for-sale securities						(40,000)	(40,000)
Issue of 543,615 flow through units	543,615	54	227,450
Issue of 1,916,666 units – net	1,916,666	192	698,110
Foreign currency translation						281,303	281,303

Net loss for the period					(3,471,873)	(3,471,873)
Balance as of October 31, 2007	25,479,782	2,547	12,128,784		(10,407,255)	(3,130,570)	277,695

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2007
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

Management has initiated plans to raise equity funding through the issuance of common shares including flow-through shares. The Company was successful in raising funds (net) of approximately $4 million during the year ended April 30, 2006, which assisted the Company in meeting its commitments and requirements for project expenses and general and administrative expenses. The Company also raised (net) approximately $1.3 million during the six months ended October 31, 2006. The company raised (net) approximately $1.9 million through subscription of flow-through special warrants and raised (net) approximately $230,000 through subscription of unit special warrants during the three months ended January 31, 2007. The company further raised an additional approximately $262,000 through subscription of flow-through units and raised (net) approximately $698,000 through subscription of units during the three months ended October 31, 2007. The Company’s common shares are listed on the Toronto Stock Exchange (the "TSX") and included for quotation on the Over-The-Counter Bulletin Board maintained by the NASD in the United States. The trading of the Company’s stock in both the United States and Canada has expanded its investor base, as the Company continues to explore sources of funding from both the United States and Canada.

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

4. EXPLORATION TAX CREDIT RECEIVABLE

The Company has a claim to the Yukon exploration tax credit, since it maintains a permanent establishment in the Yukon and has incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company’s expectation of receiving this credit of $567,868 (CDN$536,465) is based on the history of receiving past credits. The Company will file tax returns to claim the 2007 credit of $386,630 (CDN$365,249) and has previously filed for the 2006 credit of $181,238 (CDN$171,216).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

5. RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds, which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be cash or cash equivalents. As of October 31, 2007 and April 30, 2007, unexpended flow-through funds were $nil and $2,266,602 (CDN$2,516,155) respectively.

6. STOCK BASED COMPENSATION

Per SEC Staff Accounting Bulletin 107, Topic 14.F, "Classification of Compensation Expense Associated with Share-Based Payment Arrangements" stock based compensation expense is being presented in the same lines as cash compensation paid.

The Company adopted a new Stock Option Plan at its shareholders meeting on January 19, 2007 (the "2006 Stock Option Plan"). The 2006 Stock Option Plan will be administered by the board of directors of the Company or, in the board of directors’ discretion, by a committee appointed by the board of directors for that purpose. The TSX approved the 2006 Stock Option plan on March 9, 2007.

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

The purchase price (the "Price") per share under each Stock Option shall be determined by the board of directors or a committee, as applicable. The Price shall not be lower than the closing market price on the TSX, or another stock exchange where the majority of the trading volume and value of the Shares occurs, on the trading day immediately preceding the date of grant, or if not so traded, the average between the closing bid and asked prices thereof as reported for the trading day immediately preceding the date of the grant; provided that if the shares have not traded on the TSX or another stock exchange for an extended period of time, the "market price" will be the fair market value of the shares at the time of grant, as determined by the board of directors or committee. The board of directors or committee may determine that the Price may escalate at a specified rate dependent upon the date on which an option may be exercised by the Eligible Participant. The Company has adopted SFAS123 (Revised) commencing May 1, 2005. During the six month period ended October 31, 2007, the following stock options were granted under the 2006 stock option plan:

a)

On August 15, 2007 Stock options to one consultant to purchase 125,000 common shares each at an exercise price of $0.42 (CND $0.45) per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan and shall vest at 31,250 options each on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008 respectively. The first exercise date of the option is August 15, 2008 and these options shall expire on August 15, 2010.

b)

On September 28, 2007 Stock Options to one officer to purchase 200,000 common shares at a price of $0.38 (CDN$0.38) and to one employee to purchase 100,000 common shares at a price of $0.39 (CDN$0.39) per share. These options were granted in accordance with the terms of the Company’s 2006 Stock Option Plan. Options to the officer shall vest at the rate of one twelfth (1/12) each month, commencing, on the 1st day of October 2007, for a period of twelve months. The options granted shall be for a term of 5 years. Options to the employee shall vest at the rate of one twenty-forth (1/24) each month, commencing on October 28, 2007, for a period of 24 months. The options granted shall be for a term of 5 years.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

6. STOCK BASED COMPENSATION-Cont’d

For the six month period ended October 31, 2007, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	19-Jan	20-Mar	28-Mar	15-Aug	28-Sept
	2007	2007	2007	2007	2007	TOTAL

Risk free rate	4.5%	4.5%	4.5%	4.5%	4.5%
Volatility factor	45.19%	57.48%	98.67%	71.49%	49.04%
Stock-based compensation cost expensed during the six month period ended October 31, 2007	$146,738	$13,296	$23,942	$5,110	$7,173	$196,259
Unexpended Stock –based compensation cost deferred over the vesting period	$25,092	$36,826	$19,481	$19,111	$49,230	$149,740

As of October 31, 2007 there was $149,740 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six month period ended October 31, 2007 was $196,259.

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
October 31, 2007
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
October 31, 2007
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

On December 28, 2006, the Company completed a private placement of 2,823,049 flow-through special warrants (which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at a price of $0.90 (CDN$1.05) per warrant and 334,218 unit special warrants at a price of $0.77 (CDN$0.90) per warrant for aggregate gross proceeds to the Company of $2,801,610 (CDN$3,264,996). Each flow-through special warrant entitles the holder to acquire, for no additional consideration, one common share of the Company. Each unit special warrant entitles the holder to acquire, for no additional consideration, one common share and one common share purchase warrant of the Company. Each common share purchase warrant entitles the holder to acquire one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date. In connection with this private placement, the Company agreed to file a prospectus in Canada qualifying the issuance of the common shares and warrants issuable upon the exercise of the special warrants as well as those common shares issuable on exercise of the common share purchase warrants. In addition, the Company agreed to file a registration statement in the United States covering the re-sale of common shares underlying the units and warrants by the respective shareholders. The Company subsequently declined to file a prospectus in Canada but did file the registration statement in the United States. As a result of the Company’s decision not to file a prospectus in Canada, primarily because of the cost involved, the Company was obligated to pay a penalty to the holders of the securities issued in the private placement. As a result of the penalty, (i) each flow-through special warrant entitles the holder to acquire 1.1 common shares on exercise thereof and (ii) each unit special warrant entitles the holder to acquire 1.1 common shares and 1.1 common share purchase warrants on exercise thereof. In connection with the private placement, Northern Securities Inc., the lead agent, received a cash commission of $171,164 (CDN$198,550) as well as 169,042 flow-through compensation options and 23,395 unit compensation options. In addition, as part of the private placement, Limited Market Dealer Inc. received a cash commission of $25,862 (CDN$30,000) as well as 28,571 flow-through compensation options and Novadan Capital Ltd. received a cash payment of $28,362 (CDN$32,900) as well as 32,900 unit compensation options. Each flow-through compensation option entitles the holder to acquire, for no additional consideration, one flow-through compensation warrant, each exercisable into one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. Each unit compensation option entitles the holder to acquire, for no additional consideration, one unit compensation warrant, each exercisable at $0.81 (CDN$0.941) into one common share and one common share purchase warrant of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. As a result of the penalty, (i) each flow-through compensation option entitles the holder to acquire 1.1 flow-through compensation warrants on exercise thereof and (ii) each unit compensation option granted to Northern Securities, Inc. entitles the holder to acquire 1.1 unit compensation warrants on exercise thereof. The private placement was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to an exemption afforded by Regulation S promulgated under the Securities Act ("Regulation S").

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
October 31, 2007
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

Six Months ended October 31, 2007

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each.

On August 16, 2007 the Company completed a private placement (the "Financing") with Northern Securities Inc. ("Northern"), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the "Units") at $0.42 (CDN$0.45) per Unit (the "Unit Issue Price") for gross proceeds of $802,101 (CDN$862,499.70) and the sale of 543,615 flow-through units (the "Flow-Through Units" which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the "Flow-Through Unit Issue Price") for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $35,381 was recognized for the sale of taxable benefits, which will be reversed and credited to income when the Company renounces resource expenditure deduction to the investor. Each Unit consisted of one non-flow through common share ("Common Share") and one half of one Common Share purchase warrant (each whole warrant, a "Warrant"). Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.56 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an "FT Warrant"). Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.66 (CDN$0.70) per share. The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 "Unit Compensation Options" and 43,489 "FT Unit Compensation Options". Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Option is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009. The Company reimbursed Northern expenses of $18,600 (CDN $20,000).

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

The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS
On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$158,781 (CDN$ 150,000)
TOTAL	$757,513 (CDN$850,000)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES-Cont’d

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,323,171 (CDN$ 1,250,000)
Jan. 1/09 to Dec. 31/09	$1,587,806 (CDN$ 1,500,000)
TOTAL	$5,087,246 (CDN$5,225,000)

By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company was allowed to defer the expenditure of approximately $220,681 (CDN$235,423) until December 31, 2007. The Company has incurred that expenditure in addition to the expenditure for January 1 to December 31, 2007 as at October 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,587,806 (CDN$1,500,000)

50% interest upon completion of Work Program expenditures of $2,646,343 (CDN$2,500,000)

75% interest upon completion of Work Program expenditures of $5,087,246 (CDN$5,225,000)

YGC earned a 50% interest in the claims covered by the Hinton Option Agreement as at October 31, 2007. In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered "incurred" exploration expenses under the terms of the Hinton Option Agreement. Section 2.2(a) of the Hinton Option Agreement defines the term, "incurred" as follows: "Costs shall be deemed to have been "incurred" when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur." Consequently, the term, "incurred" includes amounts actually paid and amounts that YGC has obligated itself to pay. Under the Hinton Option Agreement there is also a provision that YGC must have raised and have available the Work Program funds for the period from July 7, 2005 to December 31, 2006, by May 15 of 2006. This provision was met on May 15, 2006.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $5,087,246 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC’s relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC has earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC’s interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $5,292,685 (CDN$5,000,000).

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES-Cont’d

The Hinton Option Agreement provides both parties (YGC and the Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

The Hinton Syndicate members each have the option to receive their share of property payments in stock of the Company at a 10% discount to the market. YGC and the Company have a further option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of the Company. On July 7, 2007 the Company issued 136,364 common shares, with the approval of the TSX, in settlement of 40% of the property payment due on July 7, 2007. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. The $84,727 (CDN$90,000) balance was paid in cash to the members of the Hinton Syndicate on July 7, 2007. This entire issuance of shares and cash payment was expensed as project expense.

The Hinton Option Agreement pertains to an "area of interest" which includes the area within ten kilometers of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Option Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the "area of interest." The non-staking party may then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the "Gram Claims" which became subject to the Hinton Option Agreement.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project which was revised on May 15, 2007, totaling $1,517,194 (CDN$1,505,200) for the 2007 Work Program. The Company had approximately $70,304 (CDN$75,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $180,164 (CDN$200,000), on June 15, 2007 the Company paid $202,684 (CDN$225,000), being two of the four cash call payments. Due to delays in the drilling program the third payment of $635,123 (CDN$600,000) which was due on July 31, 2007 was changed to August 31, 2007. On August 15, 2007 the Company paid $97,259 (CDN$91,880) towards the third cash call payment for the Mount Hinton 2007 Work Program. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project. The fourth payment of $428,919 (CDN$405,200) which was originally due on August 15, 2007 was changed to and paid on September 15, 2007.

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

The Company has agreed to make subsequent payments under the Agreement of: (i) $105,854 (CDN$100,000) cash on or before December 12, 2007 and this cash payment was made subsequently; and (ii) $211,708 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $1,058,537 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $3,026,916 (CDN$3,180,000) for the 2007 Work Program. The Company had approximately $515,561 (CDN$550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $703,037 (CDN$750,000), on June 15, 2007 the Company paid $703,037 (CDN$750,000), and on July 15, 2007 the Company paid $703,037 (CDN$750,000) being three of the four cash call payments. The fourth and final payment of $402,244 (CDN$380,000) was paid on August 15, 2007. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment for the Mount Hinton 2007 Work Program from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES-Cont’d

c) On August 15, 2007 the Company entered into an investor relations marketing agreement with a consultant for a one year term, with the option to renew for an additional 12 months. In return for services rendered, the Company will pay the consultant $2,117 (CDN$2,000) per month. On August 31, 2007 the Company paid $3,787 (CDN$4,000) being the first and last payments of the contract. On September 15, 2007 the Company paid $1,941 (CDN$2,000) and on October 15, 2007 the Company paid $2,048 (CDN$2,000), being the second and third payments respectively. Subsequently on November 15, 2007 the Company paid $2,117 (CDN$2,000) being the fourth payment of the contract. .In addition, the consultant has been granted an option to purchase 125,000 shares of the Company at $0.48 (CDN$0.45) per share, with the option vesting in equal quarterly amounts of 31,250 shares on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008, and the first exercise date being August 15, 2008 and an expiry date of August 15, 2010.

9. SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES

The Company entered into a subscription agreement dated as of April 3, 2007 (the "Agreement") with Industrial Minerals, Inc. ("Industrial Minerals") to acquire (i) 5,000,000 common shares of Industrial Minerals at a price of $0.05 per share and (ii) a Warrant entitling the holder: (a) to purchase 5,000,000 common shares of Industrial Minerals at a purchase price of $0.05 per share (the "option price") or, at the option of the holder, (b) to surrender the Warrant for a number of common shares to be determined by application of an anti-dilution formula which would result in a larger number of shares issued to the holder if the market price of the common stock is less than the option price at the time of exercise. The Warrant expires on April 3, 2008. The total subscription price paid by the Company was $250,000. The Company entered into the Agreement as of May 14, 2007. The common stock of Industrial Minerals is quoted on the Over-the-Counter Bulletin Board under the symbol, "IDSM." The Company accounted for this investment as a short term investment in available-for-sale securities. The unrealized gain of $100,000 as at October 31, 2007 has been excluded from earnings and reported as ‘Other Comprehensive Income’. On August 17, 2007, the Company entered into an agreement with Global Capital SPE-1 LLC ("Global") pursuant to which Global agreed to purchase 2 million shares of Industrial Minerals Inc. ("IDSM") held by the Company for consideration of $140,000. Pursuant to the Agreement, Global has the option to purchase from the Company an additional 3 million shares of IDSM for consideration of $210,000. The Company also assigned to Global 5 million warrants to purchase IDSM stock. The Company will receive up to $100,000 in the event that Global exercises all or a portion of the warrants. Global consummated the purchase of the first 2 million shares of IDSM on September 6, 2007 and paid the Company $140,000. The Company accounted for $40,000 as realized gain on sale of securities as a credit to the general and administrative expenses and reduced the unrealized gain of $100,000 by $40,000.

10. PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $189,017 (CDN$178,564) being Goods and Services tax receivable from the Federal Government of Canada. Included in prepaid expenses and other is a deposit of $543,871 (CDN $513,795) with a geological company for conducting exploration activities at the Mount Hinton and Marg properties.

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company entered into a one year consulting agreement with a consultant on December 28, 2006 commencing January 1, 2007. As per terms of the agreement, the consultant was to provide consulting services which included market awareness, financial and strategic advice. The Company was to compensate the consultant with a fee of 500,000 restrictive shares over a period of twelve months with shares to be delivered on a monthly basis. The Company had accrued the cost of $136,668 in the April 30, 2007 statements, although in the opinion of the Company, it was not obligated to issue stock as the consultant was in breach of the contract due to non performance of the agreed services. The Company received a cancellation and waiver of the agreement from the consultant and reversed this accrual to the credit of general and administrative expense during the quarter ended July 31, 2007.

On August 22, 2007 the Company entered into an agreement with a consultant. In return for services rendered, the Company will pay the consultant $37,608 (CDN$40,000) in installments as set out in the agreement. The first installment was paid on August 22, 2007 for $12,537 (CDN$13,333) and the second installment was paid on October 1, 2007 for $4,483 (CDN$4,444). The third and fourth installments were each paid subsequently on November 1, 2007 and December 1, 2007 for $4,704 (CDN$4,444). The balance is payable on January 1, February 1 and March 1, 2008 for $4,704 (CDN $4,444) respectively.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

12. OTHER LIABILITY

On August 16, 2007 the Company completed a brokered private placement through the issuance of 543,615 flow-through units at a price of $0.49 (CDN$0.52) per Flow-Through Unit for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $35,381 was recognized for the sale of taxable benefits, which will be reversed and credited to income when the Company renounces resource expenditure deduction to the investor.

13. CHANGES IN OFFICERS AND DIRECTORS

On October 30, 2007, the Company’s Board of Directors accepted the resignation of Chester Idziszek in his capacity as director, effective as of October 22, 2007. Mr. Idziszek stated in his resignation that due to other commitments he can no longer serve the Company as director. There were no disagreements between the Company and Mr. Idziszek with respect to the Company’s operations, policies or practices.

14. SUBSEQUENT EVENTS

a) Subsequent issue of common shares:

On November 19, 2007 the Company announced that it completed the second part of a private placement (the "Financing") with Northern Securities Inc. ("Northern"), acting as agent. The Financing was comprised of the sale of 2,438,888 units (the "Units") at $0.48 (CDN$0.45) per Unit (the "Unit Issue Price") for gross proceeds of $1,161,744 (CDN$1,097,500) and the sale of 1,071,770 flow through units (the "Flow-Through Units") at $0.55 (CDN$0.52) per Flow-Through Unit (the "Flow-Through Unit Issue Price") for gross proceeds of $589,944 (CDN$557,320), raising aggregate gross proceeds of approximately $1,751,688 (CDN$1,654,820). The closing represented the final tranche of a $2,816,673 (CDN$2.8 million) private placement with Northern announced on July 24, 2007. Each Unit consists of one non-flow through common share ("Common Share") and one half of one Common Share purchase warrant (each whole warrant, a "Warrant"). Each Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.64 (CDN$0.60) per share. Each Flow-Through Unit consists of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an "FT Warrant"). Each FT Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.74 (CDN$0.70) per share. Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 195,111 "Unit Compensation Options" and 85,741 "FT Unit Compensation Options". Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until November 16, 2009. Each FT Unit Compensation Option is exercisable into one Common Share and one half of one Warrant at the Flow-Through Unit Issue Price until November 16, 2009. The proceeds of the Financing will be used for the exploration and development of Yukon Gold’s properties, and for working capital.

b) Subsequent Commitments & Contingencies:

Under the terms of a Property Purchase Agreement ("Agreement") with Atna Resources Ltd. ("Atna"), the Company paid a Property Payment of $105,854 (CDN$100,000) cash on December 12, 2007. (Refer to Note 8 b))

On December 5, 2007 the Company entered into an agreement with a consultant to create investor awareness for a period of five months, commencing on December 5, 2007 and continuing through May 6, 2008 for a fee of $20,000 and 300,000 restricted common shares to be issued in equal tranches of 50,000 shares at the end of each month during the term of the agreement. On December 6, 2007 the Company received conditional approval from the TSX to issue the 300,000 restricted shares as per the terms of the agreement. The consulting fee of $20,000 was paid on December 11, 2007.

c) Subsequent Changes in Officers and Directors

On December 6, 2007 the board appointed Howard Barth to fill the vacancy left by Chester Idziszek on the Audit Committee. The term of such appointment shall expire on April 30, 2008.

On December 13, 2007, Paul A. Gorman resigned as the Chief Executive Officer and as a director of the Company. There were no disagreements between the Company and Mr. Gorman with respect to the Company’s operations, policies or practices.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

14. SUBSEQUENT EVENTS-Cont’d

d) Subsequent Extension of Warrant Expiry Dates

On November 27, 2007 the board of directors passed a motion to extend the expiry dates of the following warrants by one (1) year:

1.

those expiring on March 28, 2008 exercisable at $0.90 per warrant to March 28, 2009;

2.

those expiring on October 4, 2008 which are exercisable at $2.00 per warrant to October 4, 2009; and

3.

those Broker warrants expiring on March 28, 2008 exercisable at $0.60 per Unit to March 28, 2009

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND SIX MONTH PERIODS
ENDED OCTOBER 31, 2007

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at October 31, 2007, we had accumulated losses of $10,407,255. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the quarter ended October 31, 2007 has been its effort to raise additional capital to meet its ongoing obligations under both the Hinton Option Agreement and the Marg Acquisition Agreement and to pursue its exploration activities.

Having obtained material financing, we implemented exploration programs at both the Mount Hinton and Marg Properties.

SELECTED INFORMATION

	Three months ended	Three months ended
	October 31, 2007	October 31, 2006

Revenues	Nil	Nil
Net Loss	$2,419,329	$1,436,458
Loss per share-basic and diluted	$ (0.09)	$ (0.08)

	Six months ended	Six months ended
	October 31, 2007	October 31, 2006

Revenues	Nil	Nil
Net Loss	$3,471,873	$2,865,185
Loss per share-basic and diluted	$(0.14)	$ (0.17)

	As at	As at
	October 31, 2007	April 30, 2007

Total Assets	$2,240,365	$4,225,107
Total Liabilities	$238,594	$272,083
Cash dividends declared per share	Nil	Nil

Revenues

No revenue was generated by the Company’s operations during the quarter and six month period ended October 31, 2007 and the quarter and six month period ended October 31, 2006.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the six months ended October 31, 2007 is general and administrative expense of $466,973 as compared to $1,163,024 for the six months ended October 31, 2006. General and administrative expense represents approximately 13.5% of the total operating expense for the six months ended October 31, 2007 and approximately 40.6% of the total operating expense for the six months ended October 31, 2006.

(b) Project Expense

Included in operating expenses for the six months ended October 31, 2007 is project expenses of $2,997,811 as compared with $1,695,854 for the six months ended October 31, 2006. Project expense is a significant expense and it represents approximately 86.3% of the total operating expense for the six months ended October, 2007 and approximately 59.2% of the total operating expense for the six months ended October 31, 2006.

Exploration Expenditures at the Company’s Properties

Mount Hinton

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project which was revised on May 15, 2007, totaling $1,517,194 (CDN$1,505,200) for the 2007 Work Program. The Company had approximately $70,304 (CDN$75,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $180,164 (CDN$200,000), on June 15, 2007 the Company paid $202,684 (CDN$225,000), being two of the four cash call payments. Due to delays in the drilling program the third payment of $635,123 (CDN$600,000) which was due on July 31, 2007 was changed to August 31, 2007. On August 15, 2007 the Company paid $97,259 (CDN$91,880) towards the third cash call payment for the Mount Hinton 2007 Work Program. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project. The fourth payment of $428,919 (CDN$405,200) which was originally due on August 15, 2007 was changed to and paid on September 15, 2007.

By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company was allowed to defer the expenditure of approximately $220,681 (CDN$235,423) until December 31, 2007. The Company has incurred that expenditure in addition to the expenditure for January 1 to December 31, 2007 as at October 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $5,087,246 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC’s relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC has earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC’s interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $5,292,685 (CDN$5,000,000).

The Hinton Option Agreement pertains to an "area of interest" which includes the area within ten kilometers of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Option Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the "area of interest." The non-staking party may then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the "Gram Claims" which became subject to the Hinton Option Agreement.

Marg Property

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $3,026,916 (CDN$3,180,000) for the 2007 Work Program. The Company had approximately $515,561(CDN $550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $703,037 (CDN$750,000), on June 15, 2007 the Company paid $703,037 (CDN$750,000), and on July 15, 2007 the Company paid $703,037 (CDN$750,000) being three of the four cash call payments. The fourth and final payment of $402,244 (CDN$380,000) was paid on August 15, 2007. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment for the Mount Hinton 2007 Work Program from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project.

Under the terms of the Property Purchase Agreement ("Agreement") with Atna Resources Ltd. ("Atna"), the Company paid a Property Payment of $105,854 (CDN$100,000) cash on December 12, 2007. (Refer to Note 8 b))

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	October 31, 2007	October 31, 2006

Cash and cash equivalent	$574,620	$963,382
Working capital (deficiency)	$1,910,988	$1,703,188
Cash used in operating activities	$1,207,525	$2,711,711
Cash used in investing activities	$151,520	$1,437
Cash provided in financing activities	$924,927	$1,304,986

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of October 31, 2007.

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

Flow-Through and Unit Share Subscriptions

The Company entered into flow-through share subscription agreements during the year ended April 30, 2007 whereby it was committed to incur on or before December 31, 2007, a total of $3,966,718 (CDN$2,964,200) of qualifying Canadian Exploration expenses as described in the Income Tax Act of Canada. As of April 30, 2007 an expenditure of $133,363 (CDN$148,046) had been incurred and as of the quarter ended July 31, 2007 $852,352 (CDN$909,289) had been incurred resulting in $2,981,003 (CDN$2,816,154) not yet being spent. As of the quarter ended October 31, 2007 the full amount committed to has been spent. Commencing March 1, 2007 the Company was liable to pay a tax of approximately 5% per annum, calculated monthly on the unspent portion of the commitment.

The Company entered into share subscription agreements in August of 2007 and November of 2007.

On August 16, 2007 the Company completed a private placement (the "Financing") with Northern Securities Inc. ("Northern"), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the "Units") at $0.42 (CDN$0.45) per Unit (the "Unit Issue Price") for gross proceeds of $802,101 (CDN$862,499.70) and the sale of 543,615 flow-through units (the "Flow-Through Units" which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the "Flow-Through Unit Issue Price") for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $35,381 was recognized for the sale of taxable benefits, which will be reversed and credited to income when the Company renounces resource expenditure deduction to the investor. Each Unit consisted of one non-flow through common share ("Common Share") and one half of one Common Share purchase warrant (each whole warrant, a "Warrant"). Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.56 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an "FT Warrant"). Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.66 (CDN$0.70) per share. The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 "Unit Compensation Options" and 43,489 "FT Unit Compensation Options". Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Option is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009. The Company reimbursed Northern expenses of $18,600 (CDN $20,000).

On November 19, 2007 the Company announced that it completed the second part of a private placement (the "Financing") with Northern Securities Inc. ("Northern"), acting as agent. The Financing was comprised of the sale of 2,438,888 units (the "Units") at $0.48 (CDN$0.45) per Unit (the "Unit Issue Price") for gross proceeds of $1,161,744 (CDN$1,097,500) and the sale of 1,071,770 flow through units (the "Flow-Through Units") at $0.55 (CDN$0.52) per Flow-Through Unit (the "Flow-Through Unit Issue Price") for gross proceeds of $589,944 (CDN$557,320), raising aggregate gross proceeds of approximately $1,751,688 (CDN$1,654,820). The closing represented the final tranche of a $2,816,673 (CDN$2.8 million) private placement with Northern announced on July 24, 2007.

Each Unit consists of one non-flow through common share ("Common Share") and one half of one Common Share purchase warrant (each whole warrant, a "Warrant"). Each Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.64 (CDN$0.60) per share. Each Flow-Through Unit consists of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an "FT Warrant"). Each FT Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.74 (CDN$0.70) per share.

Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 195,111 "Unit Compensation Options" and 85,741 "FT Unit Compensation Options". Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until November 16, 2009. Each FT Unit Compensation Option is exercisable into one Common Share and one half of one Warrant at the Flow-Through Unit Issue Price until November 16, 2009.

The proceeds of the Financing will be used for the exploration and development of Yukon Gold’s properties, and for working capital.

Consulting Agreements

On August 15, 2007 the Company entered into an investor relations marketing agreement with a consultant for a one year term, with the option to renew for an additional 12 months. In return for services rendered, the Company will pay the consultant $2,117 (CDN$2,000) per month. On August 31, 2007 the Company paid $3,787 (CDN$4,000) being the first and last payments of the contract. On September 15, 2007 the Company paid $1,941 (CDN$2,000) and on October 15, 2007 the Company paid $2,048 (CDN$2,000), being the second and third payments respectively. Subsequently on November 15, 2007 the Company paid $2,117 (CDN$2,000) being the fourth payment of the contract. .In addition, the consultant has been granted an option to purchase 125,000 shares of the Company at $0.48 (CDN$0.45) per share, with the option vesting in equal quarterly amounts of 31,250 shares on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008, and the first exercise date being August 15, 2008 and an expiry date of August 15, 2010.

On August 22, 2007 the Company entered into an agreement with a consultant. In return for services rendered, the Company will pay the consultant $37,608 (CDN$40,000) in installments as set out in the agreement. The first installment was paid on August 22, 2007 for $12,537 (CDN$13,333) and the second installment was paid on October 1, 2007 for $4,483 (CDN$4,444). The third and fourth installments were each paid subsequently on November 1, 2007 and December 1, 2007 for $4,704 (CDN$4,444). The balance is payable on January 1, February 1 and March 1, 2008 for $4,704 (CDN $4,444) respectively.

On December 5, 2007 the Company entered into an agreement with a consultant to create investor awareness for a period of five months, commencing on December 5, 2007 and continuing through May 6, 2008 for a fee of $20,000 and 300,000 restricted common shares to be issued in equal tranches of 50,000 shares at the end of each month during the term of the agreement. On December 6, 2007 the Company received conditional approval from the TSX to issue the 300,000 restricted shares as per the terms of the agreement. The consulting fee of $20,000 was paid on December 11, 2007.

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

Acquisition, Exploration and Evaluation Expenditures

Mineral property acquisition costs will be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. If it is determined that a mineral property can be economically developed as a result of establishing proven and probable reserves (if ever), the costs incurred to develop such property will be capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Company’s management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as at October 31, 2007. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31,2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

  our ability to raise the capital necessary to conduct this exploration and preserve our interest in these mineral claims; and

  our ability to raise capital to explore the Marg Property.

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

6.

WE COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

We could face delays in obtaining permits to operate on the Mount Hinton and Marg Properties. Such delays could jeopardize financing, if any is available, in which case we would have to delay or abandon work on one or both of the properties.

7.

GOING CONCERN QUALIFICATION

The Company has included a "going concern" qualification in the Consolidated Interim Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the "going concern" qualification in our auditor’s report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

8.

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

9.

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

10.

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

LEGAL PROCEEDINGS

None.

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2007 the Company completed the first tranche of a private placement (the "Financing") with Northern Securities Inc. ("Northern"), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the "Units") at $0.42 (CDN$0.45) per Unit (the "Unit Issue Price") for gross proceeds of $808,446 (CDN$862,499.70) and the sale of 543,615 flow -through units (the "Flow-Through Units") at $0.49 (CDN$0.52) per Flow-Through Unit (the "Flow-Through Unit Issue Price") for gross proceeds of $264,979 (CDN$282,679.80), raising aggregate gross proceeds of approximately $1,073,425 (CDN$1,145,180). Each Unit consisted of one non-flow through common share ("Common Share") and one half of one Common Share purchase warrant (each whole warrant, a "Warrant"). Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.56 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an "FT Warrant"). Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.66 (CDN$0.70) per share. Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds of the first tranche of the Financing and issued 153,333 "Unit Compensation Options" and 43,489 "FT Unit Compensation Options". Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Option is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009. Yukon Gold also granted Northern an option (the "Over-Allotment Option") exercisable until October 15, 2007 to offer for sale up to an additional $468,691 (CDN$500,000) of Units and/or Flow-Through Units on the same terms and conditions. The Company paid a $70,304 (CDN$75,000) due diligence fee to Northern at closing and reimbursed Northern for its expenses.

On November 19, 2007 the Company announced that it completed the second part of a private placement (the "Financing") with Northern Securities Inc. ("Northern"), acting as agent. The Financing was comprised of the sale of 2,438,888 units (the "Units") at $0.48 (CDN$0.45) per Unit (the "Unit Issue Price") for gross proceeds of $1,161,744 (CDN$1,097,500) and the sale of 1,071,770 flow through units (the "Flow-Through Units") at $0.55 (CDN$0.52) per Flow-Through Unit (the "Flow-Through Unit Issue Price") for gross proceeds of $589,944 (CDN$557,320), raising aggregate gross proceeds of approximately $1,751,688 (CDN$1,654,820). The closing represented the final tranche of a $2,816,673 (CDN$2.8 million) private placement with Northern announced on July 24, 2007. Each Unit consists of one non-flow through common share ("Common Share") and one half of one Common Share purchase warrant (each whole warrant, a "Warrant"). Each Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.64 (CDN$0.60) per share. Each Flow-Through Unit consists of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an "FT Warrant"). Each FT Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.74 (CDN$0.70) per share. Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 195,111 "Unit Compensation Options" and 85,741 "FT Unit Compensation Options". Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until November 16, 2009. Each FT Unit Compensation Option is exercisable into one Common Share and one half of one Warrant at the Flow-Through Unit Issue Price until November 16, 2009. The proceeds of the Financing will be used for the exploration and development of Yukon Gold’s properties, and for working capital.

The foregoing placements were undertaken pursuant to an exemption offered by Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 14, 2007 the shareholders of the Company approved a proposal to sell: (i) up to 3,677,379 "units," where each unit consisted of one common share and one-half of one common share purchase warrant (each whole such warrant being referred to herein as a "unit warrant") and (ii) up to 1,956,385 "flow-through units", where each flow-through unit consisted of one common share issued on a "flow-through" basis (a "flow-through share") and one-half of one common share purchase warrant (each whole such warrant being referred to herein as a "flow-through warrant"); provided that the gross proceeds of the private placement was not to exceed $1,751,689 (CDN$1,654,820), subject to the Over-Allotment Option described below; and further provided that at least $674,817 (CDN$637,500) of units must be sold under the private placement (the foregoing, including the Over-Allotment Option, being referred to herein as the " Northern Financing"). Each unit was priced at $0.48 (CDN$0.45) and each flow-through unit was priced at $0.55 (CDN$0.52). The unit warrants have a term of two years and have an exercise price of $0.63 (CDN$0.60) per share. The flow-through warrants have a term of two years and have an exercise price of $0.74 (CDN$0.70) per share. So called, "flow-through" shares entitle the holder to an allocation of certain tax credits under Canadian tax law. Northern Securities Inc. ("Northern") and its affiliate, Northern Financial Corporation have agreed to purchase for their own account any units and flow-through units not placed with investors in accordance with the terms of the Northern Financing. In addition, Northern was granted an option (the "Over-Allotment Option") pursuant to which up to an additional $529,269 (CDN$500,000) of units and/or flow-through units could be placed. The shareholder approval was obtained pursuant to a consent solicitation of the Company using a consent solicitation statement filed on Schedule 14C.

VOTES	ITEM BEFORE
FOR	SHAREHOLDERS

13,018,782	To approve the Northern Financing

ITEM 5:

OTHER INFORMATION:

On December 13, 2007, following the resignation by Paul Gorman as a Director and as the Chief Executive Officer of the Company, Ken Hill was appointed acting Chief Executive Officer.

ITEM 6:

EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)

31.1 Certification of Interim Chief Executive Officer.
31.2 Certification of Chief Financial Officer.
32.1 Certificate of Interim Chief Executive Officer and Chief Financial Officer.

Reports on Form 8-K

(b)

Current Report on Form 8-K, "Item 5.02- Departure of Directors of Principal Officers", dated December 13, 2007
Current Report on Form 8-K, "Item 3.02- Unregistered Sales of Equity Securities", dated November 11, 2007
Current Report on Form 8-K, "Item 5.02- Departure of Directors of Principal Officers", dated November 1, 2007
Current Report on Form 8-K, "Item 8.01- Other Events", dated September 5, 2007
Current Report on Form 8-K, "Item 3.02-Unregistered Sales of Equity Securities", dated August 17, 2007
Current Report on Form 8’K, "Item 8.01-Other Events", dated August 8, 2007

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 14th, 2007	By:	/s/Kenneth J. Hill
Kenneth J. Hill
Interim Chief Executive Officer and Director