Form 10QSB
period 2008-01-31
YUKON GOLD CORP INC
filed 2008-03-17
CIK 1280396

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO __________

Commission File Number: 000-51068

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

YES ☒         NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐         NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 31, 2008
Common Shares $ .0001 par value	28,990,440

Transitional Small Business Disclosure Format (Check one): Yes ☐       No ☒

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS
Page No

Interim Consolidated Balance Sheets as of January 31, 2008 and April 30, 2007	3-4

Interim Consolidated Statements of Operations for the nine months and three months ended January 31, 2008 and January 31, 2007	5

Interim Consolidated Statements of Cash Flows for the nine months ended January 31, 2008 and January 31, 2007.	6

Interim Consolidated Statements of Changes in Stockholders' Equity for the nine months ended January 31, 2008 and the year ended April 30, 2007	7-9

Condensed Notes to Interim Consolidated Financial Statements	10-24

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at January 31, 2008 and April 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

ASSETS

	January 31,	April 30,
	2008	2007
	$	$

CURRENT ASSETS

Cash and cash equivalents	1,063,192	936,436
Prepaid expenses and other (note 11)	278,146	464,371
Exploration Tax Credit Receivable (note 4)	483,258	483,258
Short-term investment in available-for-sale securities (note 10)	140,000	-
Restricted Deposit	-	17,889

	1,964,596	1,901,954
RESTRICTED SHORT TERM DEPOSITS (Note 5)	836,820	-
RESTRICTED CASH	-	2,266,602
PROPERTY, PLANT AND EQUIPMENT	88,539	56,551

	2,889,955	4,225,107

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Ronald K. Mann
Ronald K. Mann, Director

/s/ J.L. Guerra, Jr
J.L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Balance Sheets
As at January 31, 2008 and April 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

LIABILITIES
	January 31,	April 30,
	2008	2007
	$	$

CURRENT LIABILITIES

Accounts payable and accrued liabilities (note 12)	184,005	260,134
Obligation under Capital Leases	2,608	2,812

Total Current Liabilities	186,613	262,946

Long –Term Portion of:
Obligation under Capital Lease	8,498	9,137

TOTAL LIABILITIES	195,111	272,083

SHAREHOLDERS' EQUITY

CAPITAL STOCK	2,899	2,288

ADDITIONAL PAID-IN CAPITAL	13,975,811	10,949,726

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	224,896	(63,608)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(11,508,762)	(6,935,382)

	2,694,844	3,953,024

	2,889,955	4,225,107

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
For the nine months and three months ended January 31, 2008 and January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	Since	January 31,	January 31,	January 31,	January 31,
	inception	2008	2007	2008	2007

	$	$	$	$	$
OPERATING EXPENSES
General and administration	5,514,886	1,409,684	1,906,256	942,711	743,232
Project expenses	7,071,826	3,263,022	1,832,808	265,211	136,954
Exploration Tax Credit	(605,716)	-	-	-	-
Amortization	31,032	13,098	9,409	6,009	3,102
Loss on sale/disposal of capital assets	5,904	-	-	-	-

TOTAL OPERATING EXPENSES	12,017,932	4,685,804	3,748,473	1,213,931	883,288

LOSS BEFORE INCOME TAXES	(12,017,932)	(4,685,804)	(3,748,473)	(1,213,931)	(883,288)

Income taxes recovery (note 13)	509,170	112,424	370,746	112,424	370,746

NET LOSS	(11,508,762)	(4,573,380)	(3,377,727)	(1,101,507)	(512,542)

Loss per share – basic and diluted		(0.18)	(0.19)	(0.04)	(0.03)

Weighted average common shares outstanding		25,472,297	17,704,211	28,418,050	18,809,457

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Cash Flows
For the nine months ended January 31, 2008 and January 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
		nine months	nine months
	Cumulative	ended	ended
	since	January 31,	January 31,
	inception	2008	2007
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(11,508,762)	(4,573,380)	(3,377,727)
Items not requiring an outlay of cash:
Amortization	31,032	13,098	9,409
Loss on sale/disposal of capital assets	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	525,339	57,252	153,845
Common shares issued for settlement of severance liability to ex-officer	113,130	-	113,130
Stock-based compensation	1,145,576	469,057	321,165
Compensation expense on issue of warrants	88,228	88,228
Issue of shares for professional services	852,523	-	722,023
Issue of units against settlement of debts	20,077	-	-
Decrease (Increase) in prepaid expenses and deposits	(276,989)	186,225	(461,798)
Increase in exploration tax credit receivable	(483,258)	-	-
Increase (Decrease) in accounts payable and accrued Liabilities	183,515	(76,129)	(88,261)
(Increase) Decrease in restricted cash	-	2,266,602	(2,425,230)
Decrease in restricted deposit	-	17,889	-
Decrease in other liabilities			(3,750)

NET CASH USED IN OPERATING ACTIVITIES	(9,115,560)	(1,551,158)	(5,037,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(122,258)	(41,520)	(3,356)
Investment in available for sale securities	(250,000)	(250,000)	-
Sale of available for sale securities	210,000	210,000	-
Investment in restricted short-term deposits	(836,820)	(836,820)	-

NET CASH USED IN INVESTING ACTIVITIES	(999,078)	(918,340)	(3,356)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds from demand promissory notes	200,000	-	-
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from exercise of stock options	61,000	-	55,500
Proceeds from exercise of warrants-net	450,309	-	425,497
Proceeds from subscription of warrants-net	525,680	-	2,146,784
Proceeds from issuance of units /shares-net	9,678,204	2,489,203	862,978
Proceeds (Repayments) from capital lease obligation	10,289	(1,660)	(2,131)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,127,162	2,487,543	3,488,628

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	50,668	108,711	(79,981)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR	1,063,192	126,756	(1,631,903)

Cash and cash equivalents, beginning of year	-	936,436	2,412,126

CASH AND CASH EQUIVALENTS, END OF PERIOD	1,063,192	1,063,192	780,223

INCOME TAXES PAID		-	-

INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Interim Consolidated Statements of Changes in Stockholders' Equity From Inception to January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

	Number of Common Shares	Common Shares Amount	Additional Paid-in Capital	Subscription for Warrants	Deficit, Accumulated during the Exploration Stage	Comprehensive Income (loss)	Accumulated Other Comprehensive Income (loss)
	#	$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142	-	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares for Property Payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-	-	(12,796)	(12,796)
Net loss for the year	-	-	-	-	(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299	-	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	-	-	-	-
Issuance of common shares on Conversion of Convertible Promissory note	76,204	8	57,144	-	-	-	-
Foreign currency translation	-	-	-	-	-	9,717	9,717
Net loss for the year	-	-	-	-	(808,146)	(808,146)	-

Balance as of April 30, 2005	9,025,045	903	854,430	-	(1,375,835)	(798,429)	(2,475)

Stock based compensation - Directors and officers			216,416
Stock based compensation - Consultants			8,830
Issue of common shares and Warrants on retirement of Demand Promissory note	369,215	37	203,031
Units issued to an outside company for professional services settlement	24,336	2	13,384
Units issued to an officer for professional services settlement	12,168	1	6,690
Issuance of common shares for professional services	150,000	15	130,485

Units issued to shareholder	490,909	49	269,951
Units issued to a director	149,867	15	82,412
Units issued to outside subscribers	200,000	20	109,980
Issuance of common shares on Conversion of Convertible Promissory notes	59,547	6	44,654
Issuance of common shares on Exercise of warrants	14,000	2	11,998
Issuance of common shares on Conversion of Convertible Promissory notes	76,525	8	57,386
Private placement of shares	150,000	15	151,485
Issuance of Common shares for property payment	133,333	13	99,987

Issuance of common shares on Conversion of Convertible Promissory notes	34,306	4	25,905
Issuance of common shares on Exercise of warrants	10,000	1	8,771
Issuance of common shares on Conversion of Convertible Promissory notes	101,150	10	76,523
Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	5,331,327	533	2,910,375
Brokered Private placement of flow through Shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	-	-	-			(2,687)	(2,687)
Net loss for the year	-	-	-		(1,855,957)	(1,855,957)	-

Balance as of April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issue of common shares for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares for professional services	342,780	34	438,725
Brokered private placement of units-net	400,000	40	363,960

Brokered private placement of units-net	550,000	55	498,923
Stock based compensation-Directors and Officers			451,273
Exercise of stock options	50,000	5	37,495
Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)

Balance as of April 30, 2007	22,883,137	2,288	10,949,726	-	(6,935,382)	(3,762,036)	(63,608)
Issuance of common shares for property payment	136,364	13	57,239		-	-	-

Stock based compensation			196,259		-	-
Unrealized gain on available-for-sale securities						100,000	100,000

Realized gain on available-for-sale securities						(40,000)	(40,000)
Issue of 543,615 flow through units	543,615	54	227,450
Issue of 1,916,666 units – net	1,916,666	192	698,110
Issue of 1,071,770 flow through units	1,071,770	108	449,379
Issue of 2,438,888 units-net	2,438,888	244	1,036,622
Realized gain on available- for- sale securities						(20,000)	(20,000)

Stock based compensation			272,798
Compensation expense on issue of warrants			88,228
Foreign currency translation						281,303	248,504

Net loss for the period	_________	_________	_________	_________	(4,573,380)	(4,573,380)	_________

Balance as of January 31, 2008	28,990,440	2,899	13,975,811		(11,508,762)	(4,252,077)	224,896

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
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

Management has initiated plans to raise equity funding through the issuance of common shares including flow-through shares. The Company was successful in raising funds (net) of approximately $4 million during the year ended April 30, 2006, which assisted the Company in meeting its commitments and requirements for project expenses and general and administrative expenses. The Company also raised (net) approximately $1.3 million during the six months ended October 31, 2006. The Company raised (net) approximately $1.9 million through subscription of flow-through special warrants and raised (net) approximately $230,000 through subscription of unit special warrants during the three months ended January 31, 2007. The Company further raised an additional (net) approximately $227,000 through subscription of flow-through units and raised (net) approximately $698,000 through subscription of units during the three months ended October 31, 2007. The company further raised approximately (net) $450,000 through subscription of flow-through units and raised (net) approximately $1,037,000 through subscription of units during the three months ended January 31, 2008. The Company's common shares are listed on the Toronto Stock Exchange (the “TSX”) and included for quotation on the Over-The-Counter Bulletin Board maintained by the NASD in the United States. The trading of the Company's stock in both the United States and Canada has expanded its investor base, as the Company continues to explore sources of funding from both the United States and Canada.

3. NATURE OF OPERATIONS

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in acquisition, exploration and development of its two mining properties, both located in Yukon, Canada. The Company has not yet determined whether these properties contain mineral reserves that are economically recoverable. The business of mining and exploring for minerals involves a high degree of risk and there can be no assurances that current exploration programs will result in profitable mining operations.

4. EXPLORATION TAX CREDIT RECEIVABLE

The Company has a claim to a Yukon exploration tax credit, since it maintains a permanent establishment in Yukon and has incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company's expectation of receiving this credit of $483,258 (CDN$481,685) for the years 2006 and 2007 is based on the history of receiving past credits. The Company, subsequent to the quarter, received on March 6, 2008 $180,970 (CDN$181,658) which represents the 2006 Yukon tax credit of $171,035 (CDN$171,685) plus accumulated interest of $9,935 (CDN$9,973) and on March 11, 2008 the Company received $299,207 (CDN$300,344) which represents the 2007 Yukon Tax Credit of $298,864 (CDN$300,000) plus accumulated interest of $343 (CDN$344).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

5. RESTRICTED CASH AND SHORT TERM DEPOSITS

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds.  The flow-through funds, which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be short term deposits or cash or cash equivalents. As of January 31, 2008 unexpended flow-through funds were $836,820 (CDN$840,000) which were restricted short-term deposits. On April 30, 2007, unexpended flow-through funds were $2,266,602 (CDN$2,516,155) which were restricted cash.

6. STOCK BASED COMPENSATION

Per SEC Staff Accounting Bulletin 107, Topic 14.F, “Classification of Compensation Expense Associated with Share-Based Payment Arrangements” stock based compensation expense is being presented in the same lines as cash compensation paid.

The Company adopted a new Stock Option Plan at its shareholders meeting on January 19, 2007 (the “2006 Stock Option Plan”). The 2006 Stock Option Plan will be administered by the board of directors of the Company or, in the board of directors' discretion, by a committee appointed by the board of directors for that purpose. The TSX approved the 2006 Stock Option plan on March 9, 2007

Subject to the provisions of the 2006 Stock Option Plan, the aggregate number of shares which may be issued under the 2006 Stock Option Plan shall not exceed 2,000,000 shares (“Total Shares”). Any Stock Option granted under the 2006 Stock Option Plan which has been exercised shall again be available for subsequent grant under the 2006 Stock Option Plan, effectively resulting in a re-loading of the number of shares available for grant under the 2006 Stock Option Plan. Any shares subject to an option granted under the 2006 Stock Option Plan which for any reason is surrendered, cancelled or terminated or expires without having been exercised shall again be available for subsequent grant under the 2006 Stock Option Plan.

Under the 2006 Stock Option Plan, at no time shall: (i) the number of shares reserved for issuance pursuant to Stock Options granted to any one optionee exceed 10% of the Total Shares; (ii) the number of shares, together with all security based compensation arrangements of the Company in effect, reserved for issuance pursuant to Stock Options granted to any “insiders” (as that term is defined under the Securities Act (Ontario)) exceed 10% of the total number of issued and outstanding shares. In addition, the number of shares issued to insiders pursuant to the exercise of Stock Options, within any one year period, together with all security based compensation arrangements of the Company in effect, shall not exceed 10% of the total number of issued and outstanding shares.

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

During the nine month period ended January 31, 2008, the following stock options were granted under the 2006 stock option plan:

a)

On August 15, 2007 Stock options to one consultant to purchase 125,000 common shares each at an exercise price of $0.42 (CND $0.45) per share. These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at 31,250 options each on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008 respectively. The first exercise date of the option is August 15, 2008 and these options shall expire on August 15, 2010.  The Company terminated the contract with this consultant in February 2008.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

6. STOCK BASED COMPENSATION-Cont'd

b)

On September 28, 2007 Stock Options to one officer to purchase 200,000 common shares at a price of $0.38 (CDN$0.38) and to one employee to purchase 100,000 common shares at a price of $0.39 (CDN$0.39) per share. These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan. Options to the officer shall vest at the rate of one twelfth (1/12) each month, commencing, on the 1st day of October 2007, for a period of twelve months. The options granted shall be for a term of 5 years.   Options to the employee shall vest at the rate of one twenty-forth (1/24) each month, commencing on October 28, 2007, for a period of 24 months. The options granted shall be for a term of 5 years.

c)

On December 18, 2007 Stock Options to one officer to purchase 200,000 common shares at a price of $0.24 (CDN$0.24).  These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan. The options granted were fully vested upon issuance and have a term of 5 years.

d)

On January 14, 2008 Stock Options to two directors to purchase 200,000 common shares each at a price of $0.31 (CDN$0.31), to two directors to purchase 100,000 common shares each at a price of $0.31 (CDN$0.31), to two officers to purchase 75,000 common shares each at a price of $0.31 (CDN$0.31) and to one employee to purchase 75,000 common shares at a price of $0.31 (CDN$0.31), for a total of 825,000 options. These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan. The options granted were fully vested upon issuance and have a term of 5 years.

For the nine month period ended January 31, 2008, the Company recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	19-Jan	20-Mar	28-Mar	15-Aug	28-Sept	18-Dec	14-Jan
	2007	2007	2007	2007	2007	2007	2008	TOTAL

Risk free rate	4.5%	4.5%	4.5%	4.5%	4.5%	5.0%	5.0%
Volatility factor	45.19%	57.48%	98.67%	71.49%	49.04%	101.61%	95.77%
Stock-based compensation cost expensed during the nine month period ended January 31, 2008	$167,515	$19,944	$35,913	$11,215	$19,008	$31,738	$183,724	469,057
Unexpended Stock –based compensation cost deferred over the vesting period	-	$30,178	$7,510	$995	$37,395	-	-	76,078

As of January 31, 2008 there was $76,078 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine month period ended January 31, 2008 was $469,057.

7. WARRANTS

On December 15, 2007 warrants were issued to the newly appointed President and CEO to purchase 500,000 common shares at a price of $0.24 (CDN$0.24). 250,000 warrants vested immediately commencing on December 15, 2007 and the balance 250,000 warrants shall vest after six months on June 15, 2008. The warrants granted had a term of 5 years commencing the date of vesting. The fair value of the warrants were calculated using the Black-Scholes method of valuation, using 5% risk free rate and volatility factor of 96.21%. The Company expensed compensation cost for issue of warrants for $88,228 during the quarter ended January 31, 2008 and carried forward $52,664 being the unexpended compensation cost deferred over the vesting period.

On November 27, 2007 the board of directors approved to extend the expiry dates of the following warrants by one (1) year:

1.

2,665,669 warrants expiring on March 28, 2008 exercisable at $0.90 per warrant to March 28, 2009, having a fair value of $76,483;

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

2.

950,000 warrants expiring on October 4, 2008 which are exercisable at $2.00 per warrant to October 4, 2009, having a fair value of $5,144; and

3.

533,133 Broker warrants expiring on March 28, 2008 exercisable at $0.60 per Unit to March 28, 2009, having a fair value of $28,645.

The fair value of the warrants were calculated using the Black  Scholes method of valuation, using 5% risk free rate and volatility factor of 90.77%.

8. ISSUANCE OF COMMON SHARES

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
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

8. ISSUANCE OF COMMON SHARES-Cont'd

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

8. ISSUANCE OF COMMON SHARES-Cont'd

The Company subsequently declined to file a prospectus in Canada but did file the registration statement in the United States.  As a result of the Company's decision not to file a prospectus in Canada, primarily because of the cost involved, the Company was obligated to pay a penalty to the holders of the securities issued in the private placement.  As a result of the penalty, (i) each flow-through special warrant entitles the holder to acquire 1.1 common shares on exercise thereof and (ii) each unit special warrant entitles the holder to acquire 1.1 common shares and 1.1 common share purchase warrants on exercise thereof.  In connection with the private placement, Northern Securities Inc., the lead agent, received a cash commission of $171,164 (CDN$198,550) as well as 169,042 flow-through compensation options and 23,395 unit compensation options.  In addition, as part of the private placement, Limited Market Dealer Inc. received a cash commission of $25,862 (CDN$30,000) as well as 28,571 flow-through compensation options and Novadan Capital Ltd. received a cash payment of $28,362 (CDN$32,900) as well as 32,900 unit compensation options.  Each flow-through compensation option entitles the holder to acquire,  for no additional consideration, one flow-through compensation warrant, each exercisable into one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006.  Each unit compensation option entitles the holder to acquire, for no additional consideration, one unit compensation warrant, each exercisable at $0.81 (CDN$0.941) into one common share and one common share purchase warrant of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006.  As a result of the penalty, (i) each flow-through compensation option entitles the holder to acquire 1.1 flow-through compensation warrants on exercise thereof and (ii) each unit compensation option granted to Northern Securities, Inc. entitles the holder to acquire 1.1 unit compensation warrants on exercise thereof.  The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated under the Securities Act (“Regulation S”).

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

Nine Months ended January 31, 2008

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

8. ISSUANCE OF COMMON SHARES-Cont'd

On August 16, 2007 the Company completed a private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $802,101 (CDN$862,499.70) and the sale of 543,615 flow-through units (the “Flow-Through Units” which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits A liability of $35,381 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor.  Each Unit consisted of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share.  Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”).  Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share.  The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 “Unit Compensation Options” and 43,489 “FT Unit Compensation Options”.  Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until August 16, 2009.  Each FT Unit Compensation Option is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009.    The Company reimbursed Northern expenses of $18,600 (CDN $20,000).

On November 16, 2007 the Company completed the second part of a private placement (the “Second Financing”) with Northern acting as agent.  The Second Financing was comprised of the sale of 2,438,888 units (the “Units”) at $0.46 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $1,127,028 (CDN$1,097,500) and the sale of 1,071,770 flow through units (the “Flow-Through Units”) at $0.53 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $572,315 (CDN$557,320). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $77,043was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor.  The closing represented the final tranche of a $2,816,673 (CDN$2.8 million) private placement with Northern announced on July 24, 2007.  Each Unit consists of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share.  Each Flow-Through Unit consists of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”).  Each FT Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share.  Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 195,111 “Unit Compensation Options” and 85,741 “FT Unit Compensation Options”.  Each Unit Compensation Option is exercisable into one Common Share and one half of one Common Share purchase warrant at the Unit Issue Price until November 16, 2009.  Each full Common share purchase warrant is exercisable at $0.60 (CDN$0.60).  Each FT Unit Compensation Option is exercisable into one Common Share and one half of one Common Share purchase warrant at the Flow-Through Unit Issue Price.  Each full Common Share purchase warrant is exercisable at $0.70 (CDN$0.70).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

a) Mount Hinton Property Mining Claims

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

The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$149,432 (CDN$ 150,000)
TOTAL	$748,164 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,245,250 (CDN$ 1,250,000)**Deferred
Jan. 1/09 to Dec. 31/09	$1,494,321 (CDN$ 1,500,000)
TOTAL	$4,915,840 (CDN$5,225,000)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES-Cont'd

By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company was allowed to defer the expenditure of approximately $220,681 (CDN$235,423) until December 31, 2007. The Company had incurred that expenditure in addition to the expenditure for January 1 to December 31, 2007 as at October 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

**Subsequent to the quarter ending January 31, 2008 by letter agreement dated February 29, 2008, the Company gave notice to the Hinton Syndicate that all of the Work Program expenditures scheduled to be incurred by December 31, 2008 would be deferred until December 31, 2009.  Subsection 2.2(f) of the Hinton Option Agreement provides that if Yukon Gold has earned at least 25% of the right, title and interest in the Property as provided for in Subsection 2.2(e) of the Hinton Option Agreement and is unable to meet its next year's Work Program expenditures as set out in Section 2.2 of the Hinton Option Agreement, it shall be entitled to extend the time required to incur the Work Program expenditures from year to year by giving notice to the Hinton Syndicate to such effect; provided that the full amount of the Work Program expenditures has been incurred by December 31, 2009.

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,587,806 (CDN$1,500,000)

50% interest upon completion of Work Program expenditures of $2,646,343 (CDN$2,500,000)

75% interest upon completion of Work Program expenditures of $4,915,840 (CDN$5,225,000)

YGC earned a 50% interest in the claims covered by the Hinton Option Agreement as at October 31, 2007. In some cases, payments made to service providers include amounts advanced to cover the cost of future work. These advances are not loans but are considered  “incurred” exploration expenses under the terms of the Hinton Option Agreement. Section 2.2(a) of the Hinton Option Agreement defines the term, “incurred” as follows:   “Costs shall be deemed to have been “incurred” when YGC has contractually obligated itself to pay for such costs or such costs have been paid, whichever should first occur.” Consequently, the term, “incurred” includes amounts actually paid and amounts that YGC has obligated itself to pay.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,915,840 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC had earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC's interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,981,072 (CDN$5,000,000).

The Hinton Option Agreement provides that the Hinton Syndicate receive a 2% “net smelter return royalty.” In the event that the Company exercises its option to buy-out the remaining 25% interest of the Hinton Syndicate (which is only possible if the Company has reached a 75% interest, as described above) then the “net smelter return royalty” would become 3% and the Hinton Syndicate would retain this royalty interest only. The “net smelter return royalty” is a percentage of the gross revenue received from the sale of the ore produced from the mine less certain permitted expenses.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES-Cont'd

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

The Hinton Option Agreement pertains to an “area of interest” which includes the area within ten kilometers of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Option Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the “area of interest.” The non-staking party may then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project which was revised on May 15, 2007.  The Company paid cash calls in the amount of $2,152,317 (CDN$2,105,200) for the 2007 Work Program. The Company had approximately $70,304 (CDN$75,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $180,164 (CDN$200,000), on June 15, 2007 the Company paid $202,684 (CDN$225,000), being two of the four cash call payments. Due to delays in the drilling program the third payment of $635,123 (CDN$600,000) which was due on July 31, 2007 was changed to August 31, 2007.   On August 15, 2007 the Company paid $97,259 (CDN$91,880) towards the third cash call payment for the Mount Hinton 2007 Work Program.  On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment from cash call funds previously allocated to the Marg Project.  These re-allocated funds were not needed for the Marg Project. The fourth payment of $428,919 (CDN$405,200) which was originally due on August 15, 2007 was changed to and paid on September 15, 2007.

b) The Marg Property

In March 2005, the Company acquired rights to purchase 100% of the Marg Property, which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the Mayo Mining District of the Yukon Territory of Canada. Title to the claims is registered in the name of YGC.

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement (“Agreement”) with Atna Resources Ltd. (“Atna”). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Agreement for $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005; $86,805 (CDN$100,000) cash and an additional 133,334 common shares of the Company on December 12, 2006.  On December 12, 2007 the Company paid $98,697 (CDN$100,000) being the next payment due.

The Company has agreed to make subsequent payments under the Agreement of: $199,243 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $996,214 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project. The Company has paid cash calls in the amount of $2,100,528 (CDN$2,281,880) for the 2007 Work Program. The Company had approximately $515,561 (CDN$550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $703,037 (CDN$750,000), on June 15, 2007 the Company paid $703,037 (CDN$750,000), and on July 15, 2007 the Company paid $703,037 (CDN$750,000) being three of the four cash call payments. The fourth and final payment of $402,244 (CDN$380,000) was paid on August 15, 2007.  On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment for the Mount Hinton 2007 Work Program from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project.  On January 23, 2008 the Company was refunded $388,524 (CDN$390,000) as these funds were not needed for the Marg Project.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES-Cont'd

c) On August 15, 2007 the Company entered into an investor relations marketing agreement with a consultant for a one year term, with the option to renew for an additional 12 months.  In return for services rendered, the Company will pay the consultant $1,992 (CDN$2,000) per month.  On August 31, 2007 the Company paid $3,787 (CDN$4,000) being the first and last payments of the contract. On September 15, 2007 the Company paid $1,941 (CDN$2,000) and on October 15, 2007 the Company paid $2,048 (CDN$2,000), being the second and third payments respectively. On November 15, 2007 the Company paid $2,030 (CDN$2,000) being the fourth payment of the contract. On December 14, 2007 the Company paid $1,967 (CDN$2,000) and on January 15, 2008 the

Company paid $1,967 (CDN$2,000), being the fifth and sixth payments of the contract respectively. In addition, the consultant has been granted an option to purchase 125,000 shares of the Company at $0.45 (CDN$0.45) per share, with the option vesting in equal quarterly amounts of 31,250 shares on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008, and the first exercise date being August 15, 2008 and an expiry date of August 15, 2010.  Subsequently on February 12, 2008 the Company terminated the contract and is due a refund of $1,992 (CDN$2,000) previously paid on August 31, 2007 to cover the last payment of the one year term.

d) On December 5, 2007 the Company entered into an agreement with a consultant to create investor awareness for a period of six months, commencing on December 5, 2007 for a fee of $20,000 and 300,000 restricted common shares to be issued in equal tranches of 50,000 shares at the end of each month during the term of the agreement.  On December 6, 2007 the Company received conditional approval from the TSX to issue the 300,000 restricted shares as per the terms of the agreement.  The consulting fee of $20,000 was paid on December 11, 2007. The Company has accrued the expense of $22,000 for 100,000 shares to be issued to January 31, 08 and has not yet issued the stock to the consultant.

e)  On December 15, 2007 the Company entered into an agreement with its new President and CEO to provide senior management services for a period of one (1) year, commencing on December 15, 2008  and renewing automatically on the anniversary date thereof, for an annual base fee of $149,150 (CDN$150,000) excluding bonuses, benefits and other compensation.  The CEO and the Company shall indicate their respective intentions to renew the term of the agreement after the passage of eight (8) months from December 15, 2007.  The CEO was further granted 500,000 warrants at an exercise price of $0.24 (CDN$0.24). 250,000 warrants are exercisable commencing on December 15, 2007 and the balance of 250,000 warrants are exercisable after six months on June 15, 2008. The warrants granted have a term of 5 years commencing on the respective dates they are exercisable.

f)  On December 18, 2007 the Company entered into an agreement with a consultant to provide corporate development management services for a period of six (6) months commencing on December 18, 2007 and renewing automatically on each six (6) month anniversary, for an annual fee of $119,320 (CDN$120,000).  The consultant and the Company shall indicate their respective intentions to renew the term of the agreement after the passage of four (4) months from December 18, 2007.  Subsequent to the quarter ended January 31, 2008 the consultant and the Executive Committee have renewed the consultants' agreement for a further six (6) months. The consultant was further granted 200,000 stock options under the 2006 Stock Option Plan at an exercise price of $0.24 (CDN$0.24). These options were fully vested upon issuance and have a term of 5 years.

10. SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES

The Company entered into a subscription agreement dated as of April 3, 2007 (the “Agreement”) with Industrial Minerals, Inc. (“Industrial Minerals”) to acquire (i) 5,000,000 common shares of Industrial Minerals at a price of $0.05 per share and (ii) a Warrant entitling the holder: (a) to purchase 5,000,000 common shares of Industrial Minerals at a purchase price of $0.05 per share (the “option price”) or, at the option of the holder, (b) to surrender the Warrant for a number of common shares to be determined by application of an anti-dilution formula which would result in a larger number of shares issued to the holder if the market price of the common stock is less than the option price at the time of exercise. The Warrant expires on April 3, 2008. The total subscription price paid by the Company was $250,000. The Company entered into the Agreement as of May 14, 2007. The common stock of Industrial Minerals is quoted on the Over-the-Counter Bulletin Board under the symbol, “IDSM.” The Company accounted for this investment as a short term investment in available-for-sale securities. The unrealized gain of $100,000 as at October 31, 2007 has been excluded from earnings and reported as ‘Other Comprehensive Income'. On August 17, 2007, the Company entered into an agreement with Global Capital SPE-1 LLC (“Global”) pursuant to which Global agreed to purchase 2 million shares of Industrial Minerals Inc. (“IDSM”) held by the Company for consideration of $140,000.  Pursuant to the Agreement, Global has the option to purchase from the Company an additional 3 million shares of IDSM for consideration of $210,000.  The Company also assigned to Global 5 million warrants to purchase IDSM stock.  The Company will receive up to $100,000 in the event that Global exercises all or a portion of the warrants.  Global consummated the purchase of the first 2 million shares of IDSM on September 6, 2007 and another 1,000,000 shares on January 30, 2008 and paid the Company a total of $210,000. The Company accounted for $60,000 as realized gain on sale of securities as a credit to the general and administrative expenses and reduced the unrealized gain of $100,000 by $60,000.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

11. PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $204,287 (CDN$205,064) being Goods and Services tax receivable from the Federal Government of Canada.

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

On August 22, 2007 the Company entered into an agreement with a consultant.  In return for services rendered, the Company will pay the consultant $37,608 (CDN$40,000) in installments as set out in the agreement.  The first installment was paid on August 22, 2007 for $12,537 (CDN$13,333) and the second installment was paid on October 1, 2007 for $4,483 (CDN$4,444).  The third and fourth installments were each paid on November 1, 2007 and December 1, 2007 for $4,672 (CDN$4,444) and $4,444 (CDN$4,444) respectively. The fifth installment was paid on January 1, 2008 for $4,483 (CDN$4,444). The sixth and the final installments due on February 1 and March 1, 2008 for $4,427 (CDN$4,444) respectively were paid subsequently on their due dates.

13.  INCOME TAX RECOVERY

On August 16, 2007 the Company completed a brokered private placement through the issuance of 543,615 flow-through units at a price of $0.49 (CDN$0.52) per Flow-Through Unit for gross proceeds of $262,884 (CDN$282,680).  The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $35,381 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor in January 2008.

On November 16, 2007 the Company completed a brokered private placement through the issuance of 1,071,770 flow-through units at a price of $0.53 (CDN$0.52) per Flow-Through Unit for gross proceeds of $572,315 (CDN$557,320).  The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $77,043 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor in January 2008.

14. CHANGES IN OFFICERS AND DIRECTORS

On October 30, 2007, the Company's board of directors accepted the resignation of Chester Idziszek in his capacity as director and as a member of the Audit Committee, effective as of October 22, 2007. There were no disagreements between the Company and Mr. Idziszek with respect to the Company's operations, policies or practices.  On December 6, 2007 the board appointed Mr. Howard Barth to fill the vacancy left by Mr. Idziszek on the Audit Committee.  Mr. Barth's appointment will expire on April 30, 2008.

On December 13, 2007 the Company's board of directors accepted the resignation of Mr. Paul A. Gorman in his capacity as CEO and as a director.  There were no disagreements between the Company and Mr. Gorman with respect to the Company's operations, policies or practices.  Mr. Ken Hill was appointed interim CEO until a successor for Mr. Gorman was appointed.

On December 15, 2007 the Company's board of directors appointed Mr. Ronald K. Mann as President and CEO and a director.

On December 18, 2007 the Company's board of directors appointed Mr. Cletus J. Ryan as Vice President Corporate Development.

On January 14, 2008 the Company's board of directors formed an Executive Committee and appointed Mr. J.L Guerra, Jr, Mr. Kenneth J. Hill and Mr. Ronald K. Mann, all directors of the Company, to sit on said committee.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

15. SUBSEQUENT EVENTS

a)  Subsequent Exploration Tax Credit Receipt

On March 6, 2008 the Company received $180,970 (CDN$181,658) which represents the 2006 Yukon tax credit of $171,035 (CDN$171,685) plus accumulated interest of $9,935 (CDN$9,973).  (Refer to note 4)

On March 11, 2008 the Company received $299,207 (CDN$300,344) which represents the 2007 Yukon Tax Credit of $298,864 (CDN$300,000) plus accumulated interest of $343 (CDN$344).  (Refer to note 4)

b)  Subsequent Changes in Officers and Directors

On February 21, 2008 the Company's board of directors accepted the resignation, effective March 11, 2008 of Mr. Stewart Fumerton as Vice President, Exploration.  There were no disagreements between Mr. Fumerton and the Company with respect to the Company's operations, policies or practices.  A search for a replacement is currently underway.

On February 21, 2008 the Company's board of directors appointed Mr. G.E. (Ted) Creber as a director and member of the Audit Committee.

c) Annual and Special Meeting of the Shareholders

On February 21, 2008, the Company adjourned its Annual and Special Meeting of Shareholders, originally scheduled for February 21, 2008, to March 18, 2008

d)  Subsequent Issue/Cancellation of Stock Based Compensation

On February 12, 2008 the Company issued notice of termination of the contract with one consultant effective as of February 15, 2008.  The 31,250 options granted under the contract to vest on each of May 15, 2008 and August 15, 2008 respectively were cancelled.  (Refer to note 6 a).

On February 21, 2008 the Company issued stock options under it's 2006 Stock Option Plan to a director  to purchase 150,000 common shares at a price of  $0.28 (CDN$0.28).  All of the options vest immediately.  The options shall be granted for a term of five years.

On March 13, 2008 the 248,000 stock options from the 2003 Stock Option Plan and the 250,000 stock options from the 2006 Stock Option Plan, granted to one former officer and director were cancelled.

On March 13, 2008 the 150,000 stock options from the 2006 Stock Option Plan granted to one former consultant were cancelled.

e)  Subsequent Commitments and Contingencies

On February 29, 2008 by letter agreement, the Company gave notice to the Hinton Syndicate that all of the Work Program expenditures scheduled to be incurred by December 31, 2008 would be deferred until December 31, 2009.  Subsection 2.2(f) of the Hinton Option Agreement provides that if Yukon Gold has earned at least 25% of the right, title and interest in the Property as provided for in Subsection 2.2(e) of the Hinton Option Agreement and is unable to meet its next year's Work Program expenditures as set out in Section 2.2 of the Hinton Option Agreement, it shall be entitled to extend the time required to incur the Work Program expenditures from year to year by giving notice to the Hinton Syndicate to such effect; provided that the full amount of the Work Program expenditures has been incurred by December 31, 2009.  (Refer to note 9 a)

On February 12, 2008 the Company terminated the investor relations marketing agreement with a consultant effective as of February 15, 2008 and is due a refund of $1,992 (CDN$2,000) previously paid on August 31, 2007 to cover the last payment of the one year term.  (Refer to note 9 c)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

15. SUBSEQUENT EVENTS – Cont'd

On February 18, 2008 the Company signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008, with an estimated all-in cost of $1,992,400 (CDN$2,000,000).

On March 7, 2008 the Executive Committee and the consultant renewed the consultant's agreement for a further six (6) months.  (Refer to note 9 f)

On March 10, 2008 the Company signed a contract with a global mining consultancy business for a scoping study to determine the potential of the Marg Deposit at an estimated cost of between $139,470 (CDN$140,000) and $149,432 (CDN$150,000).

f)  Subsequent Accounts Payable

The sixth and the final installments, of a consulting agreement entered into August 22, 2007, due on February 1 and March 1, 2008 for $4,427 (CDN$4,444) respectively were paid subsequently on their due dates.  (Refer to note 12)

g)  Subsequent Sale of  Securities

Subsequent to the quarter ended January 31, 2008 the Company sold 455,000 shares of Industrial Minerals, Inc. at an average selling price of $.0948 for a total consideration of $43,139 in the open market.

h)  Subsequent Acquisition of Capital Assets

Subsequent to the quarter ended January 31, 2008 the Company acquired capital assets in the amount of $56,186 (CDN$56,400).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND NINE MONTH PERIODS
ENDED JANUARY 31, 2008

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue, operates at a loss and expects operating losses to continue as long as it remains in an exploration stage and perhaps thereafter. As at January 31, 2008, we had accumulated losses of $11,508,762. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company's major endeavor over the quarter ended January 31, 2008 has been its effort to raise additional capital to meet its ongoing obligations under both the Hinton Option Agreement and the Marg Acquisition Agreement and to pursue its exploration activities.

Having obtained material financing, we implemented exploration programs at both the Mount Hinton and Marg Properties.

SELECTED INFORMATION

	Three months ended	Three months ended
	January 31, 2008	January 31, 2007

Revenues	Nil	Nil
Net Loss	$1,101,507	$512,542
Loss per share-basic and diluted	$ (0.04)	$ (0.03)

	Nine months ended	Nine months ended
	January 31, 2008	January 31, 2007

Revenues	Nil	Nil
Net Loss	$4,573,380	$3,377,727
Loss per share-basic and diluted	$(0.18)	$ (0.19)

	As at	As at
	January 31, 2008	April 30, 2007

Total Assets	$2,889,955	$4,225,107
Total Liabilities	$195,111	$272,083
Cash dividends declared per share	Nil	Nil

Revenues

No revenue was generated by the Company's operations during the quarter and nine month period ended January 31, 2008 and the quarter and nine month period ended January 31, 2007.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the nine months ended January 31, 2008 is general and administrative expense of $1,409,684 as compared to $1,906,256for the nine months ended January 31, 2007. General and administrative expense represents approximately 30% of the total operating expense for the nine months ended January 31, 2008 and approximately 50.9% of the total operating expense for the nine months ended January 31, 2007. The major component of this expense for the nine month period ended January 31, 2008 is the non cash expense relating to stock based compensation for $469,057 and compensation expense on warrants for $88,228.

(b) Project Expense

Included in operating expenses for the nine months ended January 31, 2008 is project expenses of $3,263,022 as compared with $1,832,808 for the nine months ended January 31, 2007. Project expense is a significant expense and it represents approximately 69.6% of the total operating expense for the nine months ended January, 2008 and approximately 48.9% of the total operating expense for the nine months ended January 31, 2007.

Exploration Expenditures at the Company's Properties

Mount Hinton

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project which was revised on May 15, 2007, totaling $2,152,317 (CDN$2,105,200) for the 2007 Work Program. The Company had approximately $70,304 (CDN$75,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $180,164 (CDN$200,000), on June 15, 2007 the Company paid $202,684 (CDN$225,000), being two of the four cash call payments. Due to delays in the drilling program the third payment of $635,123 (CDN$600,000) which was due on July 31, 2007 was changed to August 31, 2007. On August 15, 2007 the Company paid $97,259 (CDN$91,880) towards the third cash call payment for the Mount Hinton 2007 Work Program. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project. The fourth payment of $428,919 (CDN$405,200) which was originally due on August 15, 2007 was changed to and paid on September 15, 2007.

By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical break-down of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company was allowed to defer the expenditure of approximately $220,681 (CDN$235,423) until December 31, 2007. The Company had incurred that expenditure in addition to the expenditure for January 1 to December 31, 2007 as at October 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

Subsequent to the quarter ending January 31, 2008 by letter agreement dated February 29, 2008, the Company gave notice to the Hinton Syndicate that all of the Work Program expenditures scheduled to be incurred by December 31, 2008 would be deferred until December 31, 2009. Subsection 2.2(f) of the Hinton Option Agreement provides that if Yukon Gold has earned at least 25% of the right, title and interest in the Property as provided for in Subsection 2.2(e) of the Hinton Option Agreement and is unable to meet its next year's Work Program expenditures as set out in Section 2.2 of the Hinton Option Agreement, it shall be entitled to extend the time required to incur the Work Program expenditures from year to year by giving notice to the Hinton Syndicate to such effect; provided that the full amount of the Work Program expenditures has been incurred by December 31, 2009.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,915,840 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC had earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC's interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,981,072 (CDN$5,000,000).

The Hinton Option Agreement pertains to an “area of interest” which includes the area within ten kilometers of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Option Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the “area of interest.” The non-staking party may then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement.

Marg Property

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project. The Company has paid cash calls in the amount of $2,100,528 (CDN$2,281,880) for the 2007 Work Program. The Company had approximately $515,561(CDN $550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $703,037 (CDN$750,000), on June 15, 2007 the Company paid $703,037 (CDN$750,000), and on July 15, 2007 the Company paid $703,037 (CDN$750,000) being three of the four cash call payments. The fourth and final payment of $402,244 (CDN$380,000) was paid on August 15, 2007. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment for the Mount Hinton 2007 Work Program from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project. On January 23, 2008 the Company was refunded $388,524 (CDN$390,000) as these funds were not needed for the Marg Project.

Under the terms of the Property Purchase Agreement (“Agreement”) with Atna Resources Ltd. (“Atna”), the Company paid a Property Payment of $98,697 (CDN$100,000) cash on December 12, 2007.

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

	January 31, 2008	January 31, 2007

Cash and cash equivalent	$1,063,192	$ 780,223
Working capital	$1,777,983	$1,326,339
Cash used in operating activities	$1,551,158	$5,037,194
Cash used in investing activities	$ 918,340	$ 3,356
Cash provided in financing activities	$2,487,543	$3,488,628

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of January 31, 2008.

Contractual Obligations and Commercial Commitments

In addition to the contractual obligations and commitments of the Company to acquire its mineral properties as described in Note 9 to our Financial Statements included with this report, the Company has additional commitments for its office lease and to pay minimum lease payments under its capital lease. Refer to our annual financial statements for April 30, 2007 for future obligation payments.

Flow-Through and Unit Share Subscriptions

The Company entered into flow-through share subscription agreements during the year ended April 30, 2007 whereby it was committed to incur on or before December 31, 2007, a total of $3,966,718 (CDN$2,964,200) of qualifying Canadian Exploration expenses as described in the Income Tax Act of Canada. As of April 30, 2007 an expenditure of $133,363 (CDN$148,046) had been incurred and as of the quarter ended July 31, 2007 $852,352 (CDN$909,289) had been incurred resulting in $2,981,003 (CDN$2,816,154) not yet being spent. As of the quarter ended October 31, 2007 the full amount committed to had been spent. Commencing March 1, 2007 the Company was liable to pay a tax of approximately 5% per annum, calculated monthly on the unspent portion of the commitment which has been accrued in the statements.

The Company entered into share subscription agreements in August of 2007 and November of 2007.

On August 16, 2007 the Company completed a private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $802,101 (CDN$862,499.70) and the sale of 543,615 flow-through units (the “Flow-Through Units” which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $35,381 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. Each Unit consisted of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 “Unit Compensation Options” and 43,489 “FT Unit Compensation Options”. Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Option is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009. The Company reimbursed Northern expenses of $18,600 (CDN $20,000).

On November 16, 2007 the Company completed the second tranche of the Financing with Northern acting as agent. The second tranche of the Financing was comprised of the sale of 2,438,888 units (the “Units”) at $0.46 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $1,127,028 (CDN$1,097,500) and the sale of 1,071,770 flow through units (the “Flow-Through Units”) at $0.53 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $572,315 (CDN$557,320) . The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $77,043 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. The closing represented the final tranche of a $2,816,673 (CDN$2.8 million) private placement with Northern announced on July 24, 2007. Each Unit consists of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consists of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 195,111 “Unit Compensation Options” and 85,741 “FT Unit Compensation Options”. Each Unit Compensation Option is exercisable into one Common Share and one half of one Common Share purchase warrant at the Unit Issue Price until November 16, 2009. Each full Common share purchase warrant is exercisable at $0.60 (CDN$0.60). Each FT Unit Compensation Option is exercisable into one Common share and one half of one Common share purchase warrant at the Flow-Through Unit Issue Price. Each full Common share purchase warrant is exercisable at $0.70 (CDN$0.70).

The proceeds of the Financing will be used for the exploration and development of Yukon Gold's properties, and for working capital.

Consulting Agreements

On August 15, 2007, the Company entered into an investor relations marketing agreement with a consultant for a one year term, with the option to renew for an additional 12 months. In return for services rendered, the Company will pay the consultant $1,992 (CDN$2,000) per month. On August 31, 2007 the Company paid $3,787 (CDN$4,000) being the first and last payments of the contract. On September 15, 2007 the Company paid $1,941 (CDN$2,000) and on October 15, 2007 the Company paid $2,048 (CDN$2,000), being the second and third payments respectively. On November 15, 2007 the Company paid $2,030 (CDN$2,000) being the fourth payment of the contract. On December 14, 2007 the Company paid $1,967 (CDN$2,000) and on January 15, 2008 the Company paid $1,967 (CDN$2,000), being the fifth and sixth payments of the contract respectively. In addition, the consultant was granted an option to purchase 125,000 shares of the Company at $0.45 (CDN$0.45) per share, with the option vesting in equal quarterly amounts of 31,250 shares on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008, and the first exercise date being August 15, 2008 and an expiry date of August 15, 2010. Subsequently on February 12, 2008 the Company terminated the contract and is due a refund of $1,992 (CDN$2,000) previously paid on August 31, 2007 to cover the last payment of the one year term. The 31,250 options granted under the contract to vest on each of May 15, 2008 and August 15, 2008 respectively were also cancelled subsequently.

On August 22, 2007 the Company entered into an agreement with a consultant. In return for services rendered, the Company will pay the consultant $37,608 (CDN$40,000) in installments as set out in the agreement. The first installment was paid on August 22, 2007 for $12,537 (CDN$13,333) and the second installment was paid on October 1, 2007 for $4,483 (CDN$4,444). The third and fourth installments were each paid on November 1, 2007 and December 1, 2007 for $4,672 (CDN$4,444) and $4,444 (CDN$4,444) respectively. The fifth installment was paid on January 1, 2008 for $4,483 (CDN$4,444). Subsequent to the quarter ended January 31, 2008 the sixth and the final installments (due on February 1, 2008 and March 1, 2008 respectively) for $4,427 (CDN$4,444) were paid on their due dates.

On December 5, 2007 the Company entered into an agreement with a consultant to create investor awareness for a period of six months, commencing on December 5, 2007 and continuing through May 6, 2008 for a fee of $20,000 and 300,000 restricted common shares to be issued in equal tranches of 50,000 shares at the end of each month during the term of the agreement. On December 6, 2007 the Company received conditional approval from the TSX to issue the 300,000 restricted shares as per the terms of the agreement. The consulting fee of $20,000 was paid on December 11, 2007. The Company has accrued the expense of $22,000 for 100,000 shares to be issued to January 31, 2008 and has not yet issued the stock to the consultant.

On December 15, 2007 the Company entered into a consulting agreement with its new President and CEO to provide senior management services for a period of one (1) year, commencing on December 15, 2008 and renewing automatically on the anniversary date thereof, for an annual base fee of $149,150 (CDN$150,000) excluding bonuses, benefits and other compensation. The CEO and the Company shall indicate their respective intentions to renew the term of the agreement after the passage of eight (8) months from December 15, 2007. The CEO was further granted 500,000 warrants at an exercise price of $0.24 (CDN$0.24). 250,000 warrants were exercisable upon issuance and the balance of 250,000 warrants are exercisable on June 15, 2008. The warrants granted have a term of 5 years commencing on the respective dates they are exercisable.

On December 18, 2007 the Company entered into an agreement with a consultant to provide corporate development management services for a period of six (6) months commencing on December 18, 2007 and renewing automatically on each six (6) month anniversary, for an annual fee of $119,320 (CDN$120,000). The consultant and the Company shall indicate their respective intentions to renew the term of the agreement after the passage of four (4) months from December 18, 2007. Subsequent to the quarter ended January 31, 2008 the consultant and the Executive Committee have renewed the consultant's agreement for a further six (6) months. The consultant was also granted 200,000 stock options under the Company's 2006 Stock Option Plan at an exercise price of $0.24 (CDN$0.24) which were fully vested upon issuance. The options granted have a term of 5 years commencing the date of vesting.

On February 18, 2008 the Company signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008, with an estimated all-in cost of $1,992,400 (CDN$2,000,000).

Subsequent to the quarter ended January 31, 2008, on March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of between $139,470 (CDN$140,000) and $149,432 (CDN$150,000).

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

Acquisition, Exploration and Evaluation Expenditures

Mineral property acquisition costs will be capitalized in accordance with the FASB Emerging Issues Task Force (“EITF”) Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met.

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

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at January 31, 2008. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

RISK FACTORS

1.

WE DO NOT HAVE AN OPERATING BUSINESS.

The Company has rights in certain mineral claims located in Yukon, Canada. To date we have done limited exploration of the property covered by our mineral claims. We do not have a mine or a mining business of any kind. There is no assurance that we will develop an operating business in the future.

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

4.

WE MUST MAKE REGULAR ONGOING INVESTMENTS IN ORDER TO MAINTAIN OUR MINERAL CLAIMS.

We have an option agreement with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the mineral claims described in this report as the “Mount Hinton Property”. Our agreement with the Hinton Syndicate requires us to make regular ongoing investments. If we fail to make these investments, we will not earn an interest in these mineral claims and we may lose all of our rights in the Mount Hinton Property. The Marg Acquisition Agreement also requires the Company to make a material deferred payment on December 12, 2008. If we are unable to raise sufficient capital to make these payments we may lose all of our rights in the Marg Property.

5.

WEATHER INTERRUPTIONS IN YUKON MAY DELAY OUR PROPOSED EXPLORATION OPERATIONS.

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

7.

GOING CONCERN QUALIFICATION

The Company has included a “going concern” qualification in the Consolidated Interim Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor's report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

8.

THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

Our common stock is considered a “penny stock” and the sale of our stock by you will be subject to the “penny stock rules” of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, our shares could be illiquid and there could be delays in the trading of our stock which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

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

PART II-OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2007 the Company completed the first tranche of private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $802,101 (CDN$862,499.70) and the sale of 543,615 flow-through units (the “Flow-Through Units” which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $35,381 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. Each Unit consisted of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 “Unit Compensation Options” and 43,489 “FT Unit Compensation Options”. Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Option is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009. The Company reimbursed Northern expenses of $18,600 (CDN $20,000).

On November 16, 2007 the Company completed the second tranche of the Financing with Northern. The Financing was comprised of the sale of 2,438,888 units (the “Units”) at $0.46 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $1,127,028 (CDN$1,097,500) and the sale of 1,071,770 flow through units (the “Flow-Through Units”) at $0.53 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $572,315 (CDN$557,320. The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $77,043 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. The closing represented the final tranche of a $2,816,673 (CDN$2.8 million) private placement with Northern announced on July 24, 2007. Each Unit consists of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consists of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 195,111 “Unit Compensation Options” and 85,741 “FT Unit Compensation Options”. Each Unit Compensation Option is exercisable into one Common Share and one half of one Common Share purchase warrant at the Unit Issue Price until November 16, 2009. Each full Common share purchase warrant is exercisable at $0.60 (CDN$0.60). Each FT Unit Compensation Option is exercisable into one Common share and one half of one Common share purchase warrant at the Flow-Through Unit Issue Price. Each full Common share purchase warrant is exercisable at $0.70 (CDN$0.70).

The foregoing placements were undertaken pursuant to an exemption offered by Regulation S promulgated under the Securities Act of 1933, as amended.

Subsequent to the quarter ended January 31, 2008, on February 29, 2008 the Company filed a registration statement on Form S-1 pursuant to the Securities Act of 1933, as amended, with the United States Securities and Exchange Commission. The registration statement, when made effective, will cover the re-sale of shares issued in connection with the Financing (as described above) by their respective holders and the re-sale of shares underlying certain stock options and share purchase warrants issued to directors, officers and consultants of the Company by their respective holders.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5.     OTHER INFORMATION

a) Changes in Officers and Directors

On October 30, 2007, the Company's board of directors accepted the resignation of Chester Idziszek in his capacity as director and as a member of the Audit Committee, effective as of October 22, 2007. There were no disagreements between the Company and Mr. Idziszek with respect to the Company's operations, policies or practices. On December 6, 2007 the board appointed Mr. Howard Barth to fill the vacancy left by Mr. Idziszek on the Audit Committee. Mr. Barth's appointment will expire on April 30, 2008.

On December 13, 2007, the Company's board of directors accepted the resignation of Paul Gorman as director and Chief Executive Officer. There were no disagreements between the Company and Mr. Gorman with respect to the Company's operations, policies or practices. Following the resignation of Mr. Gorman, Mr. Kenneth J. Hill, a director, was appointed interim Chief Executive Officer.

On December 15, 2007 the Company's board of directors appointed Mr. Ronald K. Mann as President and Chief Executive Officer and as a director.

On December 18, 2007 the Company's board of directors appointed Mr. Cletus J. Ryan as Vice President Corporate Development.

On January 14, 2008 the Company's board of directors formed an Executive Committee and appointed Mr. J.L Guerra, Jr, Mr. Kenneth J. Hill and Mr. Ronald K. Mann, all directors of the Company, to sit on this new committee.

On February 21, 2008 the Company's board of directors accepted the resignation, effective March 11, 2008 of Mr. Stewart Fumerton as Vice President Exploration. There were no disagreements between Mr. Fumerton and the Company with respect to the Company's operations, policies or practices. A search for a replacement is currently underway.

On February 21, 2008 the Company's board of directors appointed Mr. G.E. (Ted) Creber as a director and member of the Audit Committee.

b) Annual and Special Meeting of the Shareholders

On February 21, 2008, the Company adjourned its Annual and Special Meeting of Shareholders, originally scheduled for February 21, 2008, to March 18, 2008.

Item 6.     EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)	31.1 Certification of Chief Executive Officer.
31.2 Certification of Chief Financial Officer.
32.1 Certificate of Chief Executive Officer and Chief Financial Officer.

Reports on Form 8-K

(b)
Current Report on Form 8-K, “Item 5.02- Departure of Directors of Principal Officers”, dated February 21, 2008
Current Report on Form 8-K, “Item 5.02- Departure of Directors of Principal Officers”, dated December 13, 2007
Current Report on Form 8-K, “Item 3.02- Unregistered Sales of Equity Securities”, dated November 11, 2007
Current Report on Form 8-K, “Item 5.02- Departure of Directors of Principal Officers”, dated November 1, 2007

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 14, 2008	By:	/s/Ronald K. Mann
Ronald K. Mann
Chief Executive Officer and Director