Form 10KSB
period 2008-04-30
YUKON GOLD CORP INC
filed 2008-07-29
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year April 30, 2008,

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

The issuer had no revenue in the year ended April 30, 2008.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of April 30, 2008 was approximately $5,119,857 based upon the closing price of the issuer’s Common Stock reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

As of April 30, 2008, 28,990,440 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure Yes ☐   No ☒

PART I

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

Item 1. Description of Business.

In this report, the terms “Yukon Gold”, “Company,” “we,” “us” and “our” refer to Yukon Gold Corporation, Inc. The term “common stock” refers to the Company’s common stock, par value $0.0001 per share.

Yukon Gold is an exploration stage mining company. Our objective is to explore and, if warranted and feasible, to develop mineralized material on the mineral claims located in the Mayo Mining District of Yukon, Canada. We hold these claims through our wholly-owned subsidiary, Yukon Gold Corp., an Ontario, Canada Corporation (“YGC”). The mineral claims are in two separate locations that are referred to herein as the “Mount Hinton Property” and the “Marg Property.” These locations lie within 20 miles of each other in Yukon, Canada. All of our exploration activities are undertaken through YGC. We cannot ascertain at this time whether a commercially viable mineral resource exists on the Mount Hinton Property or the Marg Property. We are undertaking further exploration at both properties. Each major exploration program requires us to raise further capital.

RISK FACTORS

1.	WE DO NOT HAVE AN OPERATING BUSINESS.

Yukon Gold has rights in certain mineral claims located in Yukon, Canada. To date we have done limited exploration of the property covered by our mineral claims. We do not have a mine or a mining business of any kind. There is no assurance that we will develop an operating business in the future.

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

We have an option agreement with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the mineral claims described in this report as the "Mount Hinton Property". Our agreement with the Hinton Syndicate requires us to make regular ongoing investments. If we fail to make these investments, we will not earn an interest in these mineral claims and we may lose all of our rights in the Mount Hinton Property. The Marg Acquisition Agreement also requires the Company to make a material deferred payment on December 12, 2008. If we are unable to raise sufficient capital to make this payment we may lose all of our rights in the Marg Property.

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

7.	GOING CONCERN QUALIFICATION.

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

Our ability to develop our mineral properties and the future profitability of the Company is directly related to the market price of certain minerals. The rise in commodity prices over the past few years has resulted in increased investor interest in mineral exploration companies. The Company has benefited from this trend, but like other companies in this sector, the Company would be negatively affected if commodity prices were to fall.

10.	OUR BUSINESS IS SUBJECT TO CURRENCY RISKS.

The Company conducts the majority of its business activities in Canadian dollars. Consequently, the Company is subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

Item 2. Description of Property

The Marg Property

The Marg Property consists of 402 contiguous mineral claims covering approximately 20,000 acres. Access to the claim group is possible either by helicopter, based in Mayo, Yukon Territory, Canada, located approximately 80 km to the southwest or by small aircraft to a small airstrip located near the Marg deposit. A 50 kilometer winter road from Keno City to the property boundary was completed in 1997. The camp site and some equipment remain intact at the site. Presently the hydroelectric power grid terminates at Keno City some 50km to the southwest and water is available from the Keno Ladue River, which flows through the property.

The rock formations of the Marg property and the immediate area are divided into four major units which are repeated by southeast dipping thrust faults. The two major faults are the Tombstone Thrust and the Robert Service Thrust. One thrust panel contains the Marg Zone mineralization. Within the thrust panel he rocks within the thrust sheets appear to be tabular. The thrust panel containing the Marg Zone is composed of repeated sequences of quartzite, quartz-sericite phyllite and black graphite phyllite. The quartz-sericite phyllite is probably metamorphosed equivalents of volcanic rocks and metasedimentary rocks. The graphite phyllite is the metamorphosed equivalent of a black shale.

Our claims, held in the name of our wholly owned subsidiary “Yukon Gold Corp,” are registered in the Mining Recorders Office in the Mayo Mining District of the Yukon Territory and give us the right to explore and mine minerals from the property covered by the claims. These claims are tabulated below:

Marg Property Claims
held by
Yukon Gold Corp.

Claim Name	Claim Number	Grant Number	Expiry Date
Tudl	1 to 32	YA76768-YA76799	January 14, 2020
Marg	1 to 86	YB02385-YB02470	January 14, 2019
Marg	87 to 116	YB02471-YB02500	January 14, 2015
Marg	117 to 144	YB02501-YB02528	January 14, 2015
Marg	145 to 158	YB02529-YB02593	January 14, 2019
Marg	159 to 178	YB02594-YB02613	January 14, 2015
Marg	179 to 190	YB02944-YB02955	January 14, 2019
Marg	191 to 290	YB03107-YB03206	January 14, 2019
Marg	291 to 308	YB03606-YB03623	January 14, 2019
Marg	309-310	YB03624-YB03625	January 14, 2013
Marg	311-328	YB03626-YB03643	January 14, 2019
Marg	329-330	YB03644-YB03645	January 14, 2013
Marg	331-370	YB03646-YB03685	January 14, 2019

Marg Acquisition Agreement

In March of 2005, our wholly-owned Canadian subsidiary, YGC, acquired from Medallion Capital Corp. (“Medallion”) all of Medallion's rights to purchase and develop the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the central area of Yukon, Canada. The price paid by the Company was Medallion's cost to acquire the interest. Medallion is owned and controlled by a former director of the Company, Stafford Kelley. The rights acquired by YGC arise under a Property Purchase Agreement between Medallion and Atna Resources Ltd. (“Atna”), hereinafter referred to as the “Marg Acquisition Agreement.” Under the terms of the Marg Acquisition Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Marg Acquisition Agreement of $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005; $86,805 (CDN$100,000) cash and an additional 133,334 common shares of the Company on December 12, 2006 and $98,697 (CDN$100,000) in cash on December 12, 2007. The Company has agreed to make a subsequent payment under the Marg Acquisition Agreement of $198,570 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property (if possible), the Company will pay to Atna $992,851 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

Our expenditures for exploration on the Marg Property are as follows: On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Marg Property totaling $1,674,866 (CDN$1,872,500) for the 2006 Work Program. On May 15, 2006 the Company paid $199,016 (CDN$222,500) to the contractor, on June 1, 2006 the Company paid $536,673 (CDN$600,000) to the contractor, and on July 20, 2006 the Company paid $357,782 (CDN$400,000) to the contractor. The fourth payment of $357,782 (CDN$400,000) was paid on August 20, 2006 and the fifth payment of $223,613 (CDN$250,000) paid on September 20, 2006. On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $3,026,916 (CDN$3,180,000) for the 2007 Work Program. The Company had approximately $515,561(CDN $550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $703,037 (CDN$750,000), on June 15, 2007 the Company paid $703,037 (CDN$750,000), and on July 15, 2007 the Company paid $703,037 (CDN$750,000) being three of the four cash call payments. The fourth and final payment of $402,244 (CDN$380,000) was paid on August 15, 2007. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120), being the balance of the third cash call payment for the Mount Hinton 2007 Work Program from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project. As of January 23, 2008, unused funds of $388,524 (CDN$390,000) were refunded by our work program manager to the Company.

Exploration at Marg Property

The Marg property has had an extensive exploration history with numerous owners and work programs. The area was first staked in 1965 to follow-up anomalous results in a government stream sediment survey. The initial exploration was directed towards finding silver bearing veins but when none were discovered the claims were allowed to lapse. In 1982 the ground was re-staked by a consortium looking for “SEDEX” style lead-zinc mineralization and this resulted in the discovery of the Marg mineralization. In the following years, exploration consisted of geochemical and geophysical surveying, geological mapping, hand trenching and diamond drilling which progressively expanded the limits of the known mineralization. This work was done by various companies who entered into agreements to explore the ground or relinquish their interests. To date a total of 26,900 meters of diamond drilling has been performed on the Marg mineralization.

Yukon Gold started its exploration efforts in 2005 when 1,184.6 meters were drilled in four holes. Exploration continued in 2006 when nine holes totaling 2,986 meters were drilled. The programs were managed by Archer Cathro & Associates (1981) and was designed to test the “down-dip” extent of the mineralization.

Two “NI: 43-101” compliant estimates on the Marg mineralization have been prepared. The first completed by P. Holbek (2005) used the polygonal method and in the second by G. Giroux and R. Carne (2007) used a block model method. The mineralization is contained in four zones with strike lengths from 650 metres to 1,200 metres. Results of these two estimates are tabulated below:

	Giroux/Carne		Holbek
Cut-Off	0.5% Cu	1.00% Cu	C$40 NSR
Mineralized Material Tonnes	1,930,000	1,720,000	4,646,200
% Copper	1.84	1.97	1.80
% Zinc	4.34	4.59	4.77
% Lead	2.28	2.40	2.57
Silver (g/t)	56.66	59.72	65
Gold (g/t)	0.90	0.95	0.99

All previous operators employed Chemex Labs in Vancouver for their analytical work. In Yukon Gold’s 2006 program, all core sampling, collection of geotechnical data and core logging was done on site. Mineralized intervals were split and one-half was sent to ALS Chemex Labs, North Vancouver, B.C. Blank samples consisting of barren limestone were routinely inserted into the sample stream. Duplicate samples collected by quartering core were inserted into the sample stream. Prepared pulps and coarse rejects were sent as check samples to Acme Analytical Laboratories Ltd. in Vancouver. Reanalysis for results greater than 1% copper, lead or zinc were routinely carried out. The drill core is stored on the property at the camp location.

At the laboratory, core samples were weighed, dried and crushed to 70% minus 2 mm, before a 250 g split was taken and pulverized to better than 85% minus 75 microns. A 10 gram split of the pulverized fraction was dissolved in aqua regia and analyzed for 50 elements by a combination of ICPMS and ICPAES techniques. Over limit copper, lead, zinc and silver values were determined using atomic absorption spectroscopy (AAS). A 30 gram split was analyzed for gold with a fire assay preparation and AAS finish. ALS Chemex operates according to the guidelines set out in ISO/IEC Guide 25 "General requirements for the competence of calibration and testing laboratories" and the company is certified to ISO 9002 by KPMG in Canada and other countries. Duplicate analyses were performed by Acme Analytical Laboratories in Vancouver using a process similar to Chemex.

Though the property is without known mineral reserves, Yukon Gold believes that exploration potential within the Marg Property is good. Presently the hydroelectric power grid terminates at Keno City some 50km to the southwest and water is available from the Keno Ladue River which flows through the property.

During the summer of 2006, we undertook an exploration program at the Marg Property to extend the currently known mineralization toward a target of 9 to 10 million tons, which we believe to be the required threshold to proceed with the next stage which includes a definitive feasibility study. The drilling results of the nine holes drilled at the Marg Property in the summer of 2006 are generally consistent with the previous results from prior drilling programs reflected in the Company’s mineral report. We continue to hit mineralized material to the west of known resources.

In December of 2007, Yukon Gold announced the results of the 2007 diamond drill program. With a skid mounted rig, 2,704 metres were drilled in 7 holes to test the extension of the known mineralization.

Highlights of the drill results are outlined below:

Hole	Sulphide	Depth		Interval	Weighted Average Assay Results
	Horizon	from	To	metres	Cu (%)	Zn (%)	Pb (%)	Ag (g/t)	Au (g/t)
M07-097	D2	346.62	346.95	0.33	2.7	5.8	1.9	67.1	0.47
	D1	349.2	356.5	7.3	2.7	4.4	2.1	60.3	0.88
	A1	422.7	423.0	0.3	1.3	3.1	1.4	56.6	0.22

M07-100	B5	355.9	359.1	3.2	1.2	2.9	1.1	30.4	0.36
	B4	376.7	379.4	2.7	1.0	4.3	1.8	34.4	0.80

M07-101	D1	338.7	339.4	0.7	3.0	5.7	1.7	44.2	0.39
	B4	415.2	415.8	0.6	0.5	1.4	0.6	14.9	0.06
	B3	426.1	426.7	0.6	0.2	1.0	0.4	8.5	0.04
	B1	437.8	439.1	1.3	1.1	3.9	1.6	54.2	0.31

M07-107	D2'	345.4	346.1	0.7	2.7	7.9	3.8	63.8	0.72
	D2	347.9	348.5	0.6	0.6	0.7	0.5	23.4	0.52
	D1	356.3	357.5	1.2	1.5	3.1	1.0	31.2	0.15

This drill program continued to expand the limits of the Marg mineralization down dip and along strike, which is very encouraging.

An additional 603m was drilled with a heli-portable rig to test outlying targets defined by soil geochemical sampling and the VTEM survey which was flown over the property last year. Two of these holes were lost in deep overburden. A third hole, offset from the Jane Zone, intersected a carbonate rich exhalative horizon. Such exhalative horizons are often associated with mineralized sulphide horizons and this is encouraging. The last hole intersected strata with thin lamellae of pyrite and pyrrhotite but with no copper or zinc values. There still are 17 other VTEM anomalies identified on the property that are associated with soil geochemical anomalies which have to be drill tested.

In February 2008, Yukon Gold announced the results of an internal review of the 100% owned Marg Deposit dated February 1, 2008.

The internal review postulates that a positive production decision might be feasible based on a 2700 tonne per day mining and processing operation over a minimum mine life of seven (7) years. The internal review, amongst other items, recommends metallurgical test work and further exploration to expand the resource base which will provide additional mine life.

On March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of between $139,000 (CDN$140,000) and $148,928 (CDN$150,000).The foregoing internal review was based on the 43-101 Technical Report by Carne/Giroux, July 2007, with “indicated” resources of 1.72M tons of 1.97% Copper, 2.40% Lead, 4.59% Zinc, 59.72g/t Silver, 0.95g/t Gold and “inferred” resources of 4.8M tons of 1.81% Copper, 2.28% Lead, 4.64% Zinc, 54.47g/t Silver, 0.77g/t Gold at a 1% copper cut off. This report also expressed the belief that exploration potential of the Marg Deposit is very high.

Again, the reader is cautioned that the terms “indicated” and “inferred” are not terms that are recognized by the SEC's guidelines for disclosure of mineral properties, however, they are recognized defined terms under Canadian disclosure guidelines. Generally, an “indicated” or “inferred” estimate does not rise to the level of certainty required by SEC guidelines. Also, the internal review was based on comparisons with proximate deposits and associated feasibility studies at current metal prices, estimated trucking and shipping costs, industry treatment and refining costs, average metallurgical recoveries and concentrate grades from five VMS deposits. The internal review has not been analyzed by an independent Qualified Person and therefore the results of this review should not be relied upon. Yukon Gold believes that the internal review provides an indication of the potential of the Marg Deposit and is relevant to ongoing exploration.

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

Bedrock geology of the Mount Hinton area is dominated by thinly bedded, massive quartzite intercalated with phyllite metasediments of the Mississippian Keno Hill Quartzite or "Central Quartzite" Formation. Triassic mafic sills intrude the layered strata. The west side of the property is bounded by the Robert Service Thrust that emplaces metamorphosed clastic metasedimentary rocks of the Upper Proterozoic Hyland Group (locally called "Upper Schist") over the Keno Hill Quartzite. Both the Robert Service Thrust and enclosing rocks are intruded by the Lower Cretaceous, Roop Lakes Pluton, a Tombstone Plutonic Suite granodiorite stock that lies about 10 km east of the main area of vein mineralization on the Mount Hinton property.

Agreement with Hinton Syndicate

Our wholly-owned Canadian subsidiary, YGC, holds an option from the Hinton Syndicate (the “Hinton Option Agreement”), a private syndicate consisting of four individuals, with whom we have an agreement to acquire a 75% interest in the 273 mineral claims covering approximately 14,000 acres in the Mayo Mining District located in Yukon, Canada.

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate. The terms of the Hinton Option Agreement are outlined below. The Hinton Option Agreement was entered into in July of 2002 and amended as of July 7, 2005.

The schedule of Property Payments and Work Programs, and the status of payment are as follows:

PROPERTY PAYMENTS
On execution of the July 7, 2002	$ 19,693 (CDN$ 25,000) Paid
Agreement
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$148,928 (CDN$ 150,000) Paid
TOTAL	$747,661 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,241,064 (CDN$ 1,250,000) Deferred **
Jan. 1/09 to Dec. 31/09	$1,489,277 (CDN$ 1,500,000)
TOTAL	$4,906,610 (CDN$5,225,000)

By letter agreement dated August 17, 2006, the Hinton Syndicate agreed to allow the Company to defer a portion of the Work Program expenditure scheduled to be incurred by December 31, 2006. The agreement to defer such Work program expenditures was due to the mechanical breakdown of drilling equipment and the unavailability of replacement drilling equipment at the Mount Hinton site. As a result, the Company was allowed to defer the expenditure of approximately $220,681 (CDN$235,423) until December 31, 2007. The Company has incurred that expenditure in addition to the expenditure for January 1 to December 31, 2007 as at October 31, 2007. All other Property Payments and Work Program expenditures due have been made and incurred.

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

**By letter agreement dated February 29, 2008, the Company gave notice to the Hinton Syndicate that all of the Work Program expenditures scheduled to be incurred by December 31, 2008 would be deferred until December 31, 2009. Subsection 2.2(f) of the Hinton Option Agreement provides that if Yukon Gold has earned at least 25% of the right, title and interest in the Property as provided for in Subsection 2.2(e) of the Hinton Option Agreement and is unable to meet its next year's Work Program expenditures as set out in Section 2.2 of the Hinton Option Agreement, it shall be entitled to extend the time required to incur the Work Program expenditures from year to year by giving notice to the Hinton Syndicate to such effect; provided that the full amount of the Work Program expenditures has been incurred by December 31, 2009.

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,587,806 (CDN$1,500,000);

50% interest upon completion of Work Program expenditures of $2,646,343 (CDN$2,500,000); and

75% interest upon completion of Work Program expenditures of $ $4,906,610 (CDN$5,225,000).

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

All Property Payments and Work Program expenditures due as of the date of this prospectus have been made and incurred.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,906,610 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,964,257 (CDN$5,000,000).

The Hinton Option Agreement provides that the Hinton Syndicate receive a 2% “net smelter returns royalty.” In the event that we exercise our option to buy the entire interest of the Hinton Syndicate (which is only possible if we have reached a 75% interest, as described above) then the "net smelter returns royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The “net smelter returns royalty” is a percentage of the gross revenue received from the sale of the ore produced from our mine less certain permitted expenses.

The Hinton Option Agreement entitles the Hinton Syndicate to recommend for appointment (but not nominate) one member to the board of directors of Yukon Gold.

The Hinton Syndicate members each have the option to receive their share of property payments in stock of Yukon Gold at a 10% discount to the market. YGC and Yukon Gold also have the option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of Yukon Gold. As of July 7, 2006, Yukon Gold issued to the Hinton Syndicate 43,166 shares of its common stock, based upon a valuation adopted by the board of Yukon Gold of $1.24 (CDN$1.39) per share, as partial payment of the July 7, 2006 Property Payment. On July 7, 2006 the Company issued 43,166 common shares and paid $80,501 (CDN$90,000) in cash in settlement of the property payment due on July 7, 2006 on the Mount Hinton Property. The shares represented 40% of the total $134,168 (CDN$150,000) payment and were valued at $1.24 (CDN$1.39) each. On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. Subsequent to the year ended April 30, 2008 on July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property. These shares represent $59,572 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.126 (CDN$0.126) each. The Company paid the balance of the Property Payment $89,537 (CDN$90,000) in cash.

The Hinton Option Agreement pertains to an “area of interest” which includes the area within ten kilometres of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Option Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the “area of interest.” The non-staking party may then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement. Subsequent to April 30, 2008 there were an additional 18 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement.

The Hinton Option Agreement provides both parties (YGC and the Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

Under the Hinton Option Agreement, the Hinton Syndicate is responsible for any environmental liability claims arising from the status of the property prior to the effective date of the Hinton Option Agreement.

Under the terms of the Hinton Option Agreement three of the syndicate members are entitled to bid on work we propose to carry out and if their price is competitive they are entitled to do the work. There is no requirement in the Hinton Option Agreement that these parties perform exploration work.

Exploration at the Mount Hinton Property

The Keno Hill Mining Camp was operated by United Keno Hill Mines Ltd. (“UKHM”), and operated continuously from 1913 to 1989. Prior to 1963, numerous claims were held by individuals in the area now encompassed by the present Mount Hinton property. Sporadic prospecting, both for gold and silver, was carried out with the earliest recorded work dating back to the early 1920’s. The most notable effort was a 25 m adit driven in the cirque face of McNeil Gulch by Charles Brefalt in 1941. Following the release in 1965 of regional scale reconnaissance stream sediment sampling results by the Geological Survey of Canada, UKHM staked some claims and started a prospecting and geochemical sampling program. Over the next six years UKHM staked additional claims and explored the ground with geochemical sampling, geological mapping, prospecting and hand trenching. During this exploration by UKHM, 50 mineralized veins or discrete mineralized vein float trains were discovered. A brief synopsis of the results is as follows.

•	19 Vein was exposed for 24 m and channel samples at 61 cm intervals returned a weighted average value of 0.19 oz/ton (6.51 g/t) Au, and 2.0 oz/ton (68.57 g/t) Ag over an average width of about 170 cm.

•

21 Vein was exposed for a total length of 22 m and channel sampled at 61 cm intervals. Weighted average grade was 1.24 oz/ton (42.5 g/t) Au and 19.3 oz/ton (319 g/t) Ag over an average width of 105 cm.

•	24 Vein was channel sampled at 61 cm intervals, yielding an average assay of 0.51 oz/ton (17.5 g/t) Au and 45.1 oz/ton (1546 g/t) Ag over a 49 cm average width and a 24 m length.

•	42 Vein returned an average grade of 0.68 oz/ton (23.31 g/t) Au and 6.9 oz/ton (237 g/t) Ag for a 12 m distance and a 27 cm average width from channel samples spaced at 152 cm intervals.

A prospecting shaft was also sunk to a depth of 8 m on the 21 Vein and later a 1,780 m short hole percussion drilling program was completed on the 5 Vein by UKHM. In 1984 a helicopter supported underground exploration program was conceived to test characteristics of the 19 Vein. Due to problems, only 98 m of drift and crosscut were completed before winter weather forced abandonment of the program.

The Hinton Group, a private syndicate, staked claims peripheral to the main area of interest at Mount Hinton in 1998 and following UKHM’s bankruptcy, the core claims were staked in 2002. The full claim group was optioned from the Hinton Group by Yukon Gold Corp. Ltd. and with additional staking in August 2003; the property now consists of 186 full and fractional claims covering a total area of about 3700 hectares. All the significant UKHM discoveries in the area have now been consolidated into the present land holding.

Yukon Gold started its exploration efforts on the property in 2002 and Archer Cathro & Associates (1981) was retained to manage this work. Initially this consisted of geochemical soil sampling, prospecting, limited hand trenching and re-sampling of old workings as well as minor bulldozer trenching, excavator trenching and road building. In 2006 heavy equipment was used to excavated trenches and prepare drill pads. Two reverse circulation drill holes were also attempted. The drill was unable to complete either due to a combination of operator inexperience and mechanical problems and the drill program was terminated.

Though the property is without known mineral reserves, Yukon Gold believes that exploration potential within the Mount Hinton Property is good. Presently there are no standing facilities or infrastructure on the property, hydroelectric power grid terminates at Keno City some 10km to the west and water is available from the various creeks that flow from the property. Mount Hinton has elevations of approximately 6,500 ft. above sea level. Our ability to conduct surface exploration at this latitude and elevation is limited to the period each year from late May to late October.

Prior to Yukon Gold’s work on the property there was no systematic Quality Control/Quality Assurance program undertaken by the operators on the limited drill samples collected.

During the summer of 2006, we undertook an exploration program to delineate the vertical and lateral extent of some of the known vein structures at the site utilizing a reverse circulation drill and to carry out the geochemical surveys, prospecting and trenching that would help identify additional mineralized targets for future drilling and exploration programs. A second objective of the summer 2006 exploration program was to determine whether it would be more effective and feasible to evaluate the deposits by diamond drilling from an underground adit/ramp and where best to locate this underground exploration if feasible.

The 2006 summer program commenced on July 5, 2006 and was terminated on August 20, 2006 due to mechanical problems with the drilling equipment and difficulties in drilling through thick overburden. Prior to termination of the program, over 3000 soil samples were taken to identify potentially mineralized targets in unexplored areas of the property but generally in the headwaters of successful placer mining operations. In addition, at least six new veins were exposed or partially exposed by road construction during the 2006 program. New road construction totaling 3.2 km created direct access to new surface drill sites and to a potential portal site from which underground exploration and diamond drilling could be considered.

On November 28, 2007, Yukon Gold announced the results of its 2007 trenching program at the Hinton Property. Five trenches were excavated with heavy equipment to a maximum depth of 5m, for a combined length of 1.39km. Four of the trenches were located in the floor of McNeil Gulch and sited to be along strike from known veins exposed on the north face of Mount Hinton and a newly discovered vein on the ridge opposite Mount Hinton. The trenches are approximately a kilometre from any previously known veins and vary between 50m and 500m apart.

Trench #4 exposed a highly mineralized vein that has a weighted average grade of 1.27g/t Au, 116g/t Ag and 1.7% Pb over 3.1m of chip sampling. Grab samples of the coarse grained galena, arsenopyrite and tetrahedrite contain 2.25, 2.67, 3.92g/t Au and 6,900 3,900 11,397g/t Ag respectively.

These trenches, in an area that was never previously tested, are encouraging and indicate that the mineralized system at Mount Hinton has a considerably longer strike extent than previously thought. Veins now have been found over a two kilometre strike length.

In February of 2008 the Company elected to defer exploration work commitments in 2008 on the Mount Hinton Property into 2009, as it is permitted to do under the Hinton Option Agreement.

LIST OF MOUNT HINTON CLAIMS

Mount Hinton Property Claims
held by
Yukon Gold Corp

Claim	Claim	Grant	Claim Owner	Claim
Name	Name	Number		Expiry Date
Granite	1	YC11769	Yukon Gold Corp - 100%.	2011-11-01
Granite	2	YC11770	Yukon Gold Corp - 100%.	2011-11-01
Granite	3	YC11771	Yukon Gold Corp - 100%.	2011-11-01
Granite	4	YC11772	Yukon Gold Corp - 100%.	2011-11-01
Granite	5	YC11773	Yukon Gold Corp - 100%.	2011-11-01
Granite	6	YC11774	Yukon Gold Corp - 100%.	2011-11-01
Granite	7	YC11775	Yukon Gold Corp - 100%.	2011-11-01
Granite	8	YC11776	Yukon Gold Corp - 100%.	2011-11-01

Granite	9	YC11777	Yukon Gold Corp - 100%.	2011-11-01
Granite	10	YC11778	Yukon Gold Corp - 100%.	2011-11-01
Granite	11	YC11779	Yukon Gold Corp - 100%.	2011-11-01
Granite	12	YC11780	Yukon Gold Corp - 100%	2011-11-01
Granite	13	YC11781	Yukon Gold Corp - 100%.	2011-11-01
Granite	14	YC11782	Yukon Gold Corp - 100%.	2011-11-01
Granite	15	YC11783	Yukon Gold Corp - 100%.	2011-11-01
Granite	16	YC11784	Yukon Gold Corp - 100%.	2011-11-01
Granite	17	YC11785	Yukon Gold Corp - 100%.	2011-11-01
Granite	18	YC11786	Yukon Gold Corp - 100%.	2011-11-01
Granite	19	YC11787	Yukon Gold Corp - 100%.	2011-11-01
Granite	20	YC11788	Yukon Gold Corp - 100%.	2011-11-01
Granite	21	YC11789	Yukon Gold Corp - 100%.	2011-11-01
Granite	22	YC11790	Yukon Gold Corp - 100%.	2011-11-01
Granite	23	YC11791	Yukon Gold Corp - 100%.	2011-11-01
Hinton	1	YC00401	Yukon Gold Corp - 100%.	2011-11-01
Hinton	2	YC00402	Yukon Gold Corp - 100%.	2011-11-01
Hinton	3	YC00403	Yukon Gold Corp - 100%.	2011-11-01
Hinton	4	YC00404	Yukon Gold Corp - 100%.	2011-11-01
Hinton	5	YC00405	Yukon Gold Corp - 100%.	2011-11-01
Hinton	6	YC00406	Yukon Gold Corp - 100%.	2011-11-01
Hinton	7	YC00407	Yukon Gold Corp - 100%.	2011-11-01
Hinton	8	YC00408	Yukon Gold Corp - 100%.	2011-11-01
Hinton	9	YC00409	Yukon Gold Corp - 100%.	2011-11-01
Hinton	10	YC00410	Yukon Gold Corp - 100%.	2011-11-01
Hinton	11	YC00411	Yukon Gold Corp - 100%.	2011-11-01
Hinton	12	YC00412	Yukon Gold Corp - 100%.	2011-11-01
Hinton	13	YC00413	Yukon Gold Corp - 100%.	2011-11-01
Hinton	14	YC00414	Yukon Gold Corp - 100%.	2011-11-01
Hinton	15	YC00415	Yukon Gold Corp - 100%.	2011-11-01
Hinton	16	YC00416	Yukon Gold Corp - 100%.	2011-11-01
Hinton	17	YC00417	Yukon Gold Corp - 100%.	2011-11-01
Hinton	18	YC00418	Yukon Gold Corp - 100%.	2011-11-01
Hinton	19	YC00419	Yukon Gold Corp - 100%.	2011-11-01
Hinton	20	YC00420	Yukon Gold Corp - 100%.	2011-11-01
Hinton	21	YC00421	Yukon Gold Corp - 100%.	2011-11-01
Hinton	22	YC00422	Yukon Gold Corp - 100%.	2011-11-01
Hinton	23	YC00423	Yukon Gold Corp - 100%.	2011-11-01
Hinton	24	YC00424	Yukon Gold Corp - 100%.	2011-11-01
Hinton	25	YC00425	Yukon Gold Corp - 100%.	2011-11-01
Hinton	26	YC00426	Yukon Gold Corp - 100%.	2011-11-01
Hinton	27	YC00427	Yukon Gold Corp - 100%.	2011-11-01
Hinton	28	YC00428	Yukon Gold Corp - 100%.	2011-11-01
Hinton	29	YC00429	Yukon Gold Corp - 100%.	2011-11-01
Hinton	30	YC00430	Yukon Gold Corp - 100%.	2011-11-01

Hinton	31	YC00431	Yukon Gold Corp - 100%.	2011-11-01
Hinton	32	YC00432	Yukon Gold Corp - 100%.	2011-11-01
Hinton	33	YC00433	Yukon Gold Corp - 100%.	2011-11-01
Hinton	34	YC00434	Yukon Gold Corp - 100%.	2011-11-01
Hinton	35	YC01091	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	1	YC01126	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	2	YC01127	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	3	YC01128	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	4	YC01129	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	5	YC01130	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	6	YC01131	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	7	YC01132	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	8	YC01133	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	9	YC01134	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	10	YC01135	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	11	YC01136	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	12	YC01137	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	13	YC01138	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	14	YC01139	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	15	YC01140	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	16	YC01141	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	17	YC01142	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	18	YC01143	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	19	YC01144	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	20	YC01145	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	21	YC01146	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	22	YC01147	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	23	YC01148	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	24	YC01149	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	25	YC01150	Yukon Gold Corp - 100%.	2011-11-01
Hinton II	26	YC01151	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	1	YC01152	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	2	YC01153	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	3	YC01154	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	4	YC01155	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	5	YC01156	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	6	YC01157	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	7	YC01158	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	8	YC01159	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	9	YC01160	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	10	YC01161	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	11	YC01162	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	12	YC01163	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	13	YC01164	Yukon Gold Corp - 100%.	2011-11-01
Hinton III	14	YC01165	Yukon Gold Corp - 100%.	2011-11-01

Hinton IV	1	YC01424	Yukon Gold Corp - 100%.	2011-11-01
Hinton IV	2	YC01425	Yukon Gold Corp - 100%.	2011-11-01
Hinton IV	3	YC01426	Yukon Gold Corp - 100%.	2011-11-01
Hinton IV	4	YC01427	Yukon Gold Corp - 100%.	2011-11-01
Hinton IV	5	YC01428	Yukon Gold Corp - 100%.	2011-11-01
Hinton IV	6	YC01429	Yukon Gold Corp - 100%.	2011-11-01
Hinton V	1	YC01417	Yukon Gold Corp - 100%.	2011-11-01
Hinton V	2	YC01418	Yukon Gold Corp - 100%.	2011-11-01
Hinton V	3	YC01419	Yukon Gold Corp - 100%.	2011-11-01
Hinton V	4	YC01420	Yukon Gold Corp - 100%.	2011-11-01
Hinton V	5	YC01421	Yukon Gold Corp - 100%.	2011-11-01
Hinton V	6	YC01422	Yukon Gold Corp - 100%.	2011-11-01
Hinton V	7	YC01423	Yukon Gold Corp - 100%.	2011-11-01
Key	1	YC10609	Yukon Gold Corp - 100%.	2012-11-01
Key	2	YC10610	Yukon Gold Corp - 100%.	2012-11-01
Key	3	YC10611	Yukon Gold Corp - 100%.	2012-11-01
Key	4	YC10612	Yukon Gold Corp - 100%.	2012-11-01
Key	5	YC10613	Yukon Gold Corp - 100%.	2012-11-01
Key	6	YC10614	Yukon Gold Corp - 100%.	2012-11-01
Key	7	YC10615	Yukon Gold Corp - 100%.	2012-11-01
Key	8	YC10616	Yukon Gold Corp - 100%.	2012-11-01
Key	9	YC10617	Yukon Gold Corp - 100%.	2012-11-01
Key	10	YC10618	Yukon Gold Corp - 100%.	2012-11-01
Key	11	YC10619	Yukon Gold Corp - 100%.	2012-11-01
Key	12	YC10620	Yukon Gold Corp - 100%.	2012-11-01
Key	13	YC10621	Yukon Gold Corp - 100%.	2012-11-01
Key	14	YC10622	Yukon Gold Corp - 100%.	2012-11-01
Key	15	YC10623	Yukon Gold Corp - 100%.	2012-11-01
Key	16	YC10624	Yukon Gold Corp - 100%.	2012-11-01
Key	17	YC10625	Yukon Gold Corp - 100%.	2012-11-01
Key	18	YC10626	Yukon Gold Corp - 100%.	2012-11-01
Key	27	YC10627	Yukon Gold Corp - 100%.	2012-11-01
Key	28	YC10628	Yukon Gold Corp - 100%.	2012-11-01
Key	29	YC10629	Yukon Gold Corp - 100%.	2012-11-01
Key	30	YC10630	Yukon Gold Corp - 100%.	2012-11-01
Key	31	YC10631	Yukon Gold Corp - 100%.	2012-11-01
Key	32	YC10632	Yukon Gold Corp - 100%.	2012-11-01
Key	33	YC10633	Yukon Gold Corp - 100%.	2012-11-01
Key	34	YC10634	Yukon Gold Corp - 100%.	2012-11-01
Key	35	YC10635	Yukon Gold Corp - 100%.	2012-11-01
Key	36	YC10636	Yukon Gold Corp - 100%.	2012-11-01
Key	37	YC10637	Yukon Gold Corp - 100%.	2012-11-01
Key	38	YC10638	Yukon Gold Corp - 100%.	2012-11-01
Key	39	YC10639	Yukon Gold Corp - 100%.	2012-11-01
Key	40	YC10640	Yukon Gold Corp - 100%.	2012-11-01

Key	41	YC10641	Yukon Gold Corp - 100%.	2012-11-01
Key	42	YC10642	Yukon Gold Corp - 100%.	2012-11-01
Key	43	YC10643	Yukon Gold Corp - 100%.	2012-11-01
Key	44	YC10644	Yukon Gold Corp - 100%.	2012-11-01
Key	45	YC10645	Yukon Gold Corp - 100%.	2012-11-01
Key	46	YC10646	Yukon Gold Corp - 100%.	2012-11-01
Key	47	YC10647	Yukon Gold Corp - 100%.	2012-11-01
Key	48	YC10648	Yukon Gold Corp - 100%.	2012-11-01
Key	49	YC10649	Yukon Gold Corp - 100%.	2013-11-01
Key	50	YC10650	Yukon Gold Corp - 100%.	2013-11-01
Key	57	YC10651	Yukon Gold Corp - 100%.	2013-11-01
Key	58	YC10652	Yukon Gold Corp - 100%.	2013-11-01
Key	59	YC10653	Yukon Gold Corp - 100%.	2013-11-01
Key	60	YC10654	Yukon Gold Corp - 100%.	2013-11-01
Key	61	YC10655	Yukon Gold Corp - 100%.	2013-11-01
Key	62	YC10656	Yukon Gold Corp - 100%.	2013-11-01
Key	63	YC10657	Yukon Gold Corp - 100%.	2012-11-01
Key	64	YC10658	Yukon Gold Corp - 100%.	2012-11-01
Key	65	YC10659	Yukon Gold Corp - 100%.	2012-11-01
Key	66	YC10660	Yukon Gold Corp - 100%.	2012-11-01
Key	67	YC10661	Yukon Gold Corp - 100%.	2012-11-01
Key	68	YC10662	Yukon Gold Corp - 100%.	2012-11-01
Key	69	YC10663	Yukon Gold Corp - 100%.	2012-11-01
Key	70	YC10664	Yukon Gold Corp - 100%.	2012-11-01
Key	71	YC10665	Yukon Gold Corp - 100%.	2012-11-01
Key	72	YC10666	Yukon Gold Corp - 100%.	2012-11-01
Key	73	YC10667	Yukon Gold Corp - 100%.	2012-11-01
Key	74	YC10668	Yukon Gold Corp - 100%.	2012-11-01
Key	75	YC10669	Yukon Gold Corp - 100%.	2012-11-01
Key	76	YC10670	Yukon Gold Corp - 100%.	2012-11-01
Key	77	YC10671	Yukon Gold Corp - 100%.	2012-11-01
Key	78	YC10672	Yukon Gold Corp - 100%.	2012-11-01
Key	79	YC10673	Yukon Gold Corp - 100%.	2012-11-01
Key	80	YC10674	Yukon Gold Corp - 100%.	2012-11-01
Key	81	YC10675	Yukon Gold Corp - 100%.	2012-11-01
Key	82	YC10676	Yukon Gold Corp - 100%.	2012-11-01
Key	89	YC10677	Yukon Gold Corp - 100%.	2012-11-01
Key	90	YC10678	Yukon Gold Corp - 100%.	2012-11-01
Key	91	YC10679	Yukon Gold Corp - 100%.	2012-11-01
Key	92	YC10680	Yukon Gold Corp - 100%.	2012-11-01
Key	100	YC10693	Yukon Gold Corp - 100%.	2012-11-01
Key	101	YC10694	Yukon Gold Corp - 100%.	2012-11-01
Key	102	YC10695	Yukon Gold Corp - 100%.	2012-11-01
Key	103	YC10696	Yukon Gold Corp - 100%.	2012-11-01
Key	104	YC10697	Yukon Gold Corp - 100%.	2012-11-01

Lock	1	YC32229	Yukon Gold Corp - 100%.	2011-02-23
Lock	2	YC32230	Yukon Gold Corp - 100%.	2011-02-23
Lock	3	YC32231	Yukon Gold Corp - 100%.	2011-02-23
Lock	4	YC32232	Yukon Gold Corp - 100%.	2011-02-23
Lock	5	YC32233	Yukon Gold Corp - 100%.	2011-02-23
Lock	6	YC32234	Yukon Gold Corp - 100%.	2011-02-23
Lock	7	YC32235	Yukon Gold Corp - 100%.	2011-02-23
Lock	8	YC32236	Yukon Gold Corp - 100%.	2011-02-23
Lock	9	YC32237	Yukon Gold Corp - 100%.	2011-02-23
Lock	10	YC32238	Yukon Gold Corp - 100%.	2011-02-23
Lock	11	YC32239	Yukon Gold Corp - 100%.	2011-02-23
Lock	12	YC32240	Yukon Gold Corp - 100%.	2011-02-23
Lock	13	YC32241	Yukon Gold Corp - 100%.	2011-02-23
Lock	14	YC32242	Yukon Gold Corp - 100%.	2011-02-23
Lock	15	YC32243	Yukon Gold Corp - 100%.	2011-02-23
Lock	16	YC32244	Yukon Gold Corp - 100%.	2011-02-23
Lock	17	YC32245	Yukon Gold Corp - 100%.	2011-02-23
Lock	18	YC32246	Yukon Gold Corp - 100%.	2011-02-23
Lock	19	YC32247	Yukon Gold Corp - 100%.	2011-02-23
Lock	20	YC32248	Yukon Gold Corp - 100%.	2011-02-23
Lock	21	YC32249	Yukon Gold Corp - 100%.	2011-02-23
Lock	22	YC32250	Yukon Gold Corp - 100%.	2011-02-23
Lock	23	YC32251	Yukon Gold Corp - 100%.	2011-02-23
Lock	24	YC32252	Yukon Gold Corp - 100%.	2011-02-23
Lock	25	YC32253	Yukon Gold Corp - 100%.	2011-02-23
Lock	26	YC32254	Yukon Gold Corp - 100%.	2011-02-23
Lock	27	YC32255	Yukon Gold Corp - 100%.	2011-02-23
Lock	28	YC32256	Yukon Gold Corp - 100%.	2011-02-23
Lock	29	YC32257	Yukon Gold Corp - 100%.	2011-02-23
Lock	30	YC32258	Yukon Gold Corp - 100%.	2011-02-23
Lock	31	YC32259	Yukon Gold Corp - 100%.	2011-02-23
Lock	32	YC32260	Yukon Gold Corp - 100%.	2011-02-23
Lock	33	YC32261	Yukon Gold Corp - 100%.	2011-02-23
Lock	34	YC32262	Yukon Gold Corp - 100%.	2011-02-23
Lock	35	YC32263	Yukon Gold Corp - 100%.	2011-02-23
Lock	36	YC32264	Yukon Gold Corp - 100%.	2011-02-23
Lock	37	YC32265	Yukon Gold Corp - 100%.	2011-02-23
Lock	38	YC32266	Yukon Gold Corp - 100%.	2011-02-23
Lock	39	YC32267	Yukon Gold Corp - 100%.	2011-02-23
Lock	40	YC32268	Yukon Gold Corp - 100%.	2011-02-23
Lock	41	YC32269	Yukon Gold Corp - 100%.	2011-02-23
Lock	42	YC32270	Yukon Gold Corp - 100%.	2011-02-23
Lock	43	YC32271	Yukon Gold Corp - 100%.	2011-02-23
Lock	44	YC32272	Yukon Gold Corp - 100%.	2011-02-23
Lock	45	YC32273	Yukon Gold Corp - 100%.	2011-02-23

Lock	46	YC32274	Yukon Gold Corp - 100%.	2011-02-23
Lock	47	YC32275	Yukon Gold Corp - 100%.	2011-02-23
Lock	48	YC32276	Yukon Gold Corp - 100%.	2011-02-23
Lock	49	YC32277	Yukon Gold Corp - 100%.	2011-02-23
Lock	50	YC32278	Yukon Gold Corp - 100%.	2011-02-23
Lock	51	YC32279	Yukon Gold Corp - 100%.	2011-02-23
Lock	52	YC32280	Yukon Gold Corp - 100%.	2011-02-23
Lock	53	YC32281	Yukon Gold Corp - 100%.	2011-02-23
Lock	54	YC32282	Yukon Gold Corp - 100%.	2011-02-23
Lock	55	YC32283	Yukon Gold Corp - 100%.	2011-02-23
Lock	56	YC32284	Yukon Gold Corp - 100%.	2011-02-23
Lock	57	YC32285	Yukon Gold Corp - 100%.	2011-02-23
Lock	58	YC32286	Yukon Gold Corp - 100%.	2011-02-23
Lock	59	YC32287	Yukon Gold Corp - 100%.	2011-02-23
Lock	60	YC32288	Yukon Gold Corp - 100%.	2011-02-23
Lock	61	YC32289	Yukon Gold Corp - 100%.	2011-02-23
Lock	62	YC32290	Yukon Gold Corp - 100%.	2011-02-23
Lock	63	YC32291	Yukon Gold Corp - 100%.	2011-02-23
Lock	64	YC32292	Yukon Gold Corp - 100%.	2011-02-23
Moon	1	YC10957	Yukon Gold Corp - 100%.	2011-09-09
Moon	2	YC10958	Yukon Gold Corp - 100%.	2011-09-09
Moon	3	YC10959	Yukon Gold Corp - 100%.	2011-09-09
Moon	4	YC10960	Yukon Gold Corp - 100%.	2011-09-09
Moon	5	YC10961	Yukon Gold Corp - 100%.	2011-09-09
Moon	6	YC10962	Yukon Gold Corp - 100%.	2011-09-09
Moon	7	YC10963	Yukon Gold Corp - 100%.	2011-09-09
Moon	8	YC10964	Yukon Gold Corp - 100%.	2011-09-09
Moon	9	YC10965	Yukon Gold Corp - 100%.	2011-09-09
Moon	10	YC10966	Yukon Gold Corp - 100%.	2011-09-09
Moon	11	YC10967	Yukon Gold Corp - 100%.	2011-09-09
Moon	12	YC10968	Yukon Gold Corp - 100%.	2011-09-09
Red	1	YC10948	Yukon Gold Corp - 100%.	2011-09-09
Red	2	YC10949	Yukon Gold Corp - 100%.	2011-09-09
Red	3	YC10950	Yukon Gold Corp - 100%.	2011-09-09
Red	4	YC10951	Yukon Gold Corp - 100%.	2011-09-09
Red	5	YC10952	Yukon Gold Corp - 100%.	2011-09-09
Red	6	YC10953	Yukon Gold Corp - 100%.	2011-09-09
Red	7	YC10954	Yukon Gold Corp - 100%.	2011-09-09
Red	8	YC10955	Yukon Gold Corp - 100%.	2011-09-09
Red	9	YC10956	Yukon Gold Corp - 100%.	2011-09-09

GLOSSARY

In this annual report, we use certain capitalized and abbreviated terms, as well as technical terms, which are defined below.

Adit	A horizontal or nearly horizontal passage driven from the surface for the purpose of the exploration or mining of a mineralized zone or ore body.

Air photo analysis	Use of aerial photography to determine or estimate geological features.

Alluvial Material	Eroded material such as soil, sand, granite and other materials above the bedrock.

Anomaly	Pertaining to the data set resulting from geochemical or geophysical surveys; a deviation from uniformity or regularity.

Arenite	General term for sedimentary rock consisting of sand-sized particles.

Assay	To analyse the proportions of metals in a specimen of rock or other geological material. Results of a test of the proportions of metals in a specimen of rock or other geological material.

Bedding	The arrangement of a sedimentary or metamorphic rock in beds or layers of varying thickness and character.

Bedrock	A general term for the rock, usually solid, that underlies soil or other unconsolidated superficial material.

Break	A general term used in mining geology for any discontinuity in the rock, such as a fault or fracture.

Bulldozer trenching	A method of exposing bedrock by use of a bulldozer.

Channel sample	A sample composed of pieces of vein or mineral deposit that have been cut out of a small trench or channel, usually about one inch deep and 4 inches wide.

Cirque

A deep, steep walled, flat or gently floored, half bowl like recess, variously described as crescent shaped or semicircular in plan, typically situated high on the north side of a mountain and commonly at the head of a glacial valley, and produced by the erosive activity of mountain glaciers.

Coarse reject

Pertaining to assay and geochemical analytical procedures where a rock sample is initially crushed before a subsample is separated for further analysis. The coarse reject may be retained for a check assay or for additional analysis.

Collar	The start or beginning of a drill hole or the mouth of an underground working entrance.

crosscut	n. An underground passage excavated across an ore body to test its width and value.

Devonian	A geologic period of the Paleozoic era spanning from roughly 416 to 359 million years ago.

Diamond drilling

The act or process of drilling boreholes using bits inset with diamonds as the rock cutting tool. The bits are rotated by various types and sizes of mechanisms motivated by electric, compressed air or internal combustion engines or motors.

Dip	The angle at which a bed, stratum, vein or other structure is inclined from the horizontal, measured perpendicular to the strike and in the vertical plane.

Drill core

A cylindrical or columnar piece of solid rock, usually 1 to 6 inches (2.5 cm to 40 cm) in diameter and less than 10 feet (3 m) in length, taken as a sample of an underground formation by a cylindrical drill bit, and brought to the surface for examination or analysis.

Drift	n. A horizontal opening in or near a mineralized body and parallel to the long dimension of the vein or mineralized body. v. The act of excavating a drift.

Economic	The portion of a mineralized body that can be profitably exploited.

Excavator trenching	A method of exposing bedrock by use of a hydraulic excavator.

Fault	A fracture or fracture zone in rock along which there has been displacement of the two sides relative to each other and parallel to the fracture.

Felsic	a term used in geology to refer to silicate minerals, magmas, and rocks which are enriched in the lighter elements such as silicon, oxygen, aluminum, sodium, and potassium.

Float	A general term for loose fragments of rock; especially on a hillside below an outcropping mineralized zone.

Float train	A general term for the downslope distribution of float below a mineralized zone.

Foxhole	A small pit excavated in overburden by hand to expose bedrock.

Fracture	A general term for any break in a rock, whether or not it causes displacement.

Geochemical sampling	The collection of soil, silt, vegetation or rock samples for analysis as a guide to the presence of areas of anomalous mineral of metal content in bedrock.

Geological mapping	In mineral exploration, the collection of geological data such as the description and orientation of various types of bedrock.

Geophysical survey	In mineral exploration, the collection of seismic, gravitational, electrical, radiometric, density or magnetic data to aid in the evaluation of the mineral potential of a particular area.

Graphitic	Containing graphite.

Greenstone	A general term applied to any compact dark green, altered or metamorphosed mafic igneous rock (e.g. gabbro or diorite).

g/t	Abbreviation for gram per tonne; equivalent to one part per million (ppm).

Hand trenching	A method of exposing bedrock by hand excavation.

Headwall	A steep slope at the head of a valley, especially the rock cliff at the back of a cirque.

Hydrothermal

Of or pertaining to hot water, to the action of hot water, or to the products of this action, such as a mineral deposit precipitated from a hot aqueous solution, with or without demonstrable association with igneous processes.

Igneous	Said of a rock or mineral that solidified from molten or partly molten material; also applied to processes leading to, or resulting from the formation of such rocks.

Metallurgical test	A general term for a number of mechanical or chemical processes that are employed to test the amenability of separating metals from their ores.

Metasedimentary	A sediment or sedimentary rock that shows evidence of being subjected to metamorphism.

Mineralization	The process or processes by which a mineral or minerals are introduced into a rock, resulting in an enriched deposit; or the result of these processes.

Mineralized	Rock that has undergone the process of mineralization.

Mining camp	A term loosely applied to an area of relatively abundant mines that have some relationship to each other in terms of the type of deposit or the variety of ore produced.

Mississippian	An epoch of the Carboniferous Period lasting from roughly 360 to 325 million years ago.

Net Smelter Return royalty

A general term for a residual benefit that is a percentage of the value for which a smelter will reimburse the provider of ore to the smelter, after deduction for various smelting fees and penalties and, often after cost of transportation has been deducted.

Ore	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives.

Outcrop	The part of a rock formation that appears at the surface of the ground.

Overburden	Loose soil, sand, gravel, broken rock, etc. that lies above the bedrock.

oz/ton	Abbreviation for troy ounce per ton.

Percussion drill	Drilling method by which the drill bit falls by force or is driven by force into the bedrock.

Permafrost	A permanently frozen layer of soil or subsoil, or even bedrock, which occurs to variable depths below the Earth's surface in arctic or subarctic regions.

Phyllite	A type of foliated metamorphic rock primarily composed of quartz, sericite mica, and chlorite

Placer gold	Gold occurring in more or less coarse grains or flakes and obtainable by washing the sand, gravel, etc. in which it is found. Also called alluvial gold.

Placer mining	The extraction and concentration of heavy metals or minerals (usually gold) from alluvial deposits by various methods, generally using running water.

ppb	Abbreviation for part per billion.

ppm	Abbreviation for part per million.

Prospecting	Pertaining to the search for outcrops or surface exposures of mineral deposits, primarily by nonmechanical methods.

Quartz	A glassy silicate and common rock forming mineral (SiO2).

Quartz diorite	A group of plutonic rocks having the composition of diorite but with appreciable quartz and feldspar, i.e. between 5 and 20%.

Quartz gabbro	A group of plutonic rocks having the composition of gabbro but with appreciable quartz.

Quartzite	A metamorphosed sandstone or rock composed of quartz grains so completely cemented with secondary silica that the rock breaks across or through the grains rather than around them.

Reserve	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Resource	Pertaining to the quantity or bulk of mineralized material without reference to the economic viability of its extraction (see reserve).

Saddle	A low point along the crestline of a ridge.

Sediment

Fragmental material that originates from weathering of rocks and that is transported by air, water, ice or other natural agents, and that forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form; e.g. silt, sand, gravel, etc.

Sedimentary rock	A rock resulting from the consolidation of loose sediment.

Shaft	An approximately vertical mine working of limited area compared with its depth.

Siderite	A light or dark brown mineral of the calcite group (FeCO3).

Soil sampling	(see Geochemical sampling).

Strata	Beds or layers of rock.

Strike	The course or bearing of the outcrop of an inclined bed, vein or fault plane on a level surface; the direction of a horizontal line perpendicular to the dip.

Trace	Pertaining to assay values; as used in this report, this term refers to gold grades of less than 0.01 oz/ton (0.3 g/t).

Underground exploration	The process of excavating underground workings and drilling from these excavations to establish the continuity, thickness and grade of a mineral deposit.

Vein	An epigenetic mineral filling of a fault or other fracture in a host rock, in tabular or sheetlike form, often as a precipitate from a hydrothermal fluid.

Vein fault	A term used in the Keno Hill mining camp to describe quartz vein material and associated fault gouge that are contained within a fault zone.

VLF-EM	An abbreviation for the Very Low Frequency-Electromagnetic geophysical survey technique.

Weighted average	Value calculated from a number of samples, each of which has been "weighted" by a factor of the individual sample width.

Working	A general term for any type of excavation carried out during the course of mining or mining exploration.

Corporate Office

The Company relocated its corporate offices to 55 York Street, Suite 401, Toronto, Ontario M5J 1R7. The Company entered into a five-year lease, which was executed on March 27, 2006. The lease commenced on July 1, 2006. Minimum lease commitments under the lease were as follows:

Years ending April 30,	Minimum lease commitment
2009	$ 47,538 (CDN $47,880)
2010	$ 49,384 (CDN $49,740)
2011	$ 49,754 (CDN $50,112)
2012	$ 8,293 (CDN $ 8,353)

Item 3. Legal Proceedings.

There is no material legal proceeding pending or, to the best of our knowledge, threatened against the Company or its subsidiaries.

Item 4. Submission of Matters to Vote of Security Holders.

On March 18, 2008, the Company held an annual and special meeting of shareholders in Toronto, Ontario. At the meeting the following items were approved by shareholders: (1) The shareholders re-elected all of the members of the Board of Directors of the Company, (2) the shareholders ratified the appointment of Schwartz Levitsky Feldman, LLP as the independent auditors of the Company for the financial year ending April 30, 2008, (3) the shareholders approved the amendment to the certificate of incorporation to increase the total authorized shares from 50,000,000 shares of common stock, to 150,000,000 shares of common stock, par value $0.0001 and (4) the shareholders approved the increase in shares reserved for issuance under the Company’s 2006 Stock Option Plan from 2,000,000 to 2,899,044. The directors re-elected at the meeting were: J.L. Guerra, Jr., Ronald K. Mann, Howard S. Barth, Robert E. Van Tassell, and Kenneth J. Hill. The election of directors was not contested. There were no shareholder proposals before the meeting.

VOTES FOR	VOTES AGAINST	ABSTENTIONS	ITEM BEFORE SHAREHOLDERS

			To elect six directors to serve until the next Annual Meeting of Shareholders or until their respective successors are elected or appointed;

15,008,080		660,943	J.L. Guerra, Jr.

14,198,348		1,470,675	Howard S. Barth

14,083,498		1,585,525	Ronald K. Mann

15,170,898		498,125	Robert E. Van Tassell

14,083,498		1,585,525	Kenneth J. Hill

15,656,731		12,293	To ratify the appointment of Schwartz Levitsky Feldman, LLP as the independent auditors of the Company for the financial year ending April 30, 2008;

13,759,251	1,905,121	4,650	the amendment to the certificate of incorporation to increase the total authorized shares from 50,000,000 shares of common stock to 150,000,000 shares of common stock, par value $0.0001;

10,825,322	1,605,084	561,620	To approve the increase in shares reserved for issuance under the Company’s 2006 Stock Option Plan from 2,000,000 to 2,899,044

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of April 30, 2008, there are 28,990,440 shares of common stock outstanding, held by 705 shareholders of record. Of that amount, 22,883,137 common shares were issued and outstanding as of April 30, 2007.

Private Placements of Securities for the Year Ended April 30, 2007

On October 3, 2006, the Company completed a brokered private placement and issued 400,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company paid a finder’s fee of 6% and reimbursed expenses for 3% of the total consideration. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. The private placement was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to an exemption afforded by Regulation S promulgated under the Securities Act (“Regulation S”).

On October 3, 2006, the Company completed another brokered private placement and issued 550,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $550,000. The Company paid a finder’s fee of $33,000 and reimbursed expenses for $18,022 (CDN$20,000). The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S.

On December 19, 2006 the Company issued 200,000 common shares in lieu of sale of 200,000 Flow-Through Special Warrants made to a Canadian accredited investor, for $180,000 (CDN$205,020) on December 30, 2005. Each Flow-Through Special Warrant entitled the Holder to acquire one flow-through common share of the Company at no additional cost. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S.

On December 28, 2006, the Company completed a private placement of 2,823,049 flow-through special warrants (which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at a price of $0.90 (CDN$1.05) per warrant and 334,218 unit special warrants at a price of $0.77 (CDN$0.90) per warrant for aggregate gross proceeds to the Company of $2,801,610 (CDN$3,264,996). Each flow-through special warrant entitles the holder to acquire, for no additional consideration, one common share of the Company. Each unit special warrant entitles the holder to acquire, for no additional consideration, one common share and one common share purchase warrant of the Company. Each common share purchase warrant entitles the holder to acquire one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date. In connection with this private placement, the Company agreed to file a prospectus in Canada qualifying the issuance of the common shares and warrants issuable upon the exercise of the special warrants as well as those common shares issuable on exercise of the common share purchase warrants. In addition, the Company agreed to file a registration statement in the United States covering the re-sale of common shares underlying the units and warrants by the respective shareholders. The Company subsequently declined to file a prospectus in Canada but did file the registration statement in the United States. As a result of the Company’s decision not to file a prospectus in Canada, primarily because of the cost involved, the Company was obligated to pay a penalty to the holders of the securities issued in the private placement. As a result of the penalty, (i) each flow-through special warrant entitles the holder to acquire 1.1 common shares on exercise thereof and (ii) each unit special warrant entitles the holder to acquire 1.1 common shares and 1.1 common share purchase warrants on exercise thereof. In connection with the private placement, Northern Securities Inc., the lead agent, received a cash commission of $171,164 (CDN$198,550) as well as 169,042 flow-through compensation options and 23,395 unit compensation options. In addition, as part of the private placement, Limited Market Dealer Inc. received a cash commission of $25,862 (CDN$30,000) as well as 28,571 flow-through compensation options and Novadan Capital Ltd. received a cash payment of $28,362 (CDN$32,900) as well as 32,900 unit compensation options. Each flow-through compensation option entitles the holder to acquire, for no additional consideration, one flow-through compensation warrant, each exercisable into one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. Each unit compensation option entitles the holder to acquire, for no additional consideration, one unit compensation warrant, each exercisable at $0.81 (CDN$0.941) into one common share and one common share purchase warrant of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date of December 28, 2006. As a result of the penalty, (i) each flow-through compensation option entitles the holder to acquire 1.1 flow-through compensation warrants on exercise thereof and (ii) each unit compensation option granted to Northern Securities, Inc. entitles the holder to acquire 1.1 unit compensation warrants on exercise thereof. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S.

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

Private Placements of Securities for the Year Ended April 30, 2008

On August 16, 2007 the Company completed a private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $802,101 (CDN$862,499.70) and the sale of 543,615 flow-through units (the “Flow-Through Units” which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits A liability of $35,381 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. Each Unit consisted of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 “Unit Compensation Warrants” and 43,489 “FT Unit Compensation Warrants”. Each Unit Compensation Warrant is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Warrant is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009. Yukon Gold also granted Northern an option (the “Over-Allotment Option”) exercisable until October 15, 2007 to offer for sale up to an additional $468,691 (CDN$500,000) of Units and/or Flow-Through Units on the same terms and conditions. The Company paid a $70,304 (CDN$75,000) due diligence fee to Northern at closing. The Company reimbursed Northern expenses of $18,600 (CDN$20,000) and legal fees of $18,000 (CDN$20,000).

On November 16, 2007 the Company completed the second part of a private placement (the “Second Financing”) with Northern acting as agent. The Second Financing was comprised of the sale of 2,438,888 units (the “Units”) at $0.46 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $1,127,028 (CDN$1,097,500) and the sale of 1,071,770 flow through units (the “Flow-Through Units”) at $0.53 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $572,315 (CDN$557,320). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $77,043 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. The closing represented the final tranche of a $2,816,673 (CDN$2.8 million) private placement with Northern announced on July 24, 2007. Each Unit consists of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consists of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 195,111 “Unit Compensation Warrants” and 85,741 “FT Unit Compensation Warrants”. Each Unit Compensation Warrant is exercisable into one Common Share and one half of one Common Share purchase warrant at the Unit Issue Price until November 16, 2009. Each full Common share purchase warrant is exercisable at $0.60 (CDN$0.60). Each FT Unit Compensation Warrant is exercisable into one Common Share and one half of one Common Share purchase warrant at the Flow-Through Unit Issue Price. Each full Common Share purchase warrant is exercisable at $0.70 (CDN$0.70).

The foregoing private placements were undertaken pursuant to an exemption offered by Regulation S promulgated under the Securities Act of 1933, as amended.

Private Placements Subsequent to the Year ended April 30, 2008

On July 23, 2008 the Company closed the first tranche of a non-brokered private placement of up to $992,851 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $615,578 (CDN$620,010). The Company paid a 5% finders fee on this private placement. The proceeds from the private placement of flow-through shares will be used by Yukon Gold for program expenditures on the Marg Property and the Mount Hinton Property. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S.

Other Sales or Issuances of Unregistered Securities

Year ended April 30, 2007

On May 29, 2006 the Company issued 10,000 common shares for the exercise of 10,000 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $8,987 (CDN$10,000). The holder of the warrants was an accredited investor. The issuance was undertaken pursuant to an exemption from registration under Section 4(2) the Securities Act and Rule 506 of Regulation D. On May 29, 2006 the Company issued 45,045 common shares for the exercise of 45,045 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $40,450 (CDN$45,045). The holder of the warrants was an accredited investor. The issuance was undertaken pursuant to an exemption from registration under Section 4(2) the Securities Act and Rule 506 of Regulation D.

On May 29, 2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder (a former Canadian director of the Company) in consideration of $14,280 (CDN$16,000). The issuance of these shares was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation D. The holder of the warrant was an accredited investor pursuant to Rule 501 Regulation D (both in terms of net worth and as an executive of the Company).

On May 30, 2006 the Company issued 141,599 common shares for the settlement of an accrued liability to an ex officer and director. The accrued severance amount of $113,130 (CDN$128,855) was converted to 141,599 common shares at $0.80 (CDN$0.91) . The former officer is an accredited investor and a Canadian citizen. The issuance was undertaken pursuant to an exemption from registration under Regulation D. The former officer was an accredited investor pursuant to Rule 501 of Regulation D (both in terms of net worth and as an executive of the Company).

On June 22, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.90 (CDN$1.00) from a warrant holder in consideration of $39,368 (CDN$43,667). The holder of the warrants was an accredited investor. The issuance was undertaken pursuant to an exemption from registration under Section 4(2) the Securities Act and Rule 506 of Regulation D.

On June 28, 2006 the Company issued 17,971 common shares for the exercise of 17,971 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $15,939 (CDN$17,971). The holder of the warrants was an accredited investor. The issuance was undertaken pursuant to an exemption from registration under Section 4(2) the Securities Act and Rule 506 of Regulation D.

On June 28, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $38,895 (CDN$43,667). The holder of the warrants was an accredited investor. The issuance was undertaken pursuant to an exemption from registration under Section 4(2) the Securities Act and Rule 506 of Regulation D. On June 28, 2006 the Company issued 16,000 common shares for the exercise of 16,000 warrants at $0.89 (CDN$1.00) from a warrant holder (and former officer of the Company) in consideration of $14,253 (CDN$16,000). The holder of the warrants was an accredited investor. The issuance was undertaken pursuant to an exemption from registration under Regulation S.

On June 29, 2006 the Company issued 158,090 common shares for the exercise of 158,090 warrants at $0.89 (CDN$1.00) from a warrant holder in consideration of $141,632 (CDN$158,090). The securities were issued to a Canadian investor pursuant to an exemption under Regulation S.

On July 7, 2006 the Company issued 43,166 common shares and paid $80,501 (CDN$90,000) in cash in settlement of a property payment for the Mount Hinton Property. The shares represented payment of $53,845 (CDN $60,000) and were valued at $1.25 (CDN$1.39) each. The issuance of these shares was undertaken pursuant to a negotiated asset acquisition agreement with the Hinton Syndicate and was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

On July 7, 2006 the Company issued 64,120 common shares for the exercise of 64,120 warrants at $0.90 (CDN$1.00) from a warrant holder in consideration of $57,869 (CDN$64,120). The holder of the warrants was an accredited investor. The issuance was undertaken pursuant to an exemption from registration under Section 4(2) the Securities Act and Rule 506 of Regulation D.

On July 17, 2006 the Company issued 61,171 common shares for the exercise of 61,171 warrants at $0.88 (CDN$1.00) from a warrant holder in consideration of $53,824 (CDN$61,171). The holder of the warrants was an accredited investor. The issuance was undertaken pursuant to an exemption from registration under Section 4(2) the Securities Act and Rule 506 of Regulation D.

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

On September 7, 2006, an officer of the Company exercised 24,000 stock options at a price of $0.75 per share. The private placement was exempt from registration under the Securities Act pursuant to Regulation S.

On December 6, 2006, the Company issued to Atna Resources Ltd 133,334 common shares in the amount of $100,000 as part of a property payment for the Marg Property as provided in the Marg Acquisition Agreement. The property payment also included a cash payment in the amount of $ 86,805(CDN$100,000). The entire payment of $186,805 was expensed in the consolidated statements of operations. The issuance of these shares was undertaken pursuant to a negotiated asset acquisition agreement with Atna and was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

On December 12, 2006, a former officer of the Company exercised 50,000 stock options at a price of $0.75 per share for a total of $37,000. The private placement was exempt from registration under the Securities Act pursuant to Regulation S.

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

Year ended April 30, 2008

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. The issuance of these shares was undertaken pursuant to a negotiated asset acquisition agreement with the Hinton Syndicate and was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

Purchase Warrants

The following table summarizes the warrants outstanding as of the year ended April 30, 2008.

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$
Outstanding at April 30, 2006 and average exercise price	4,655,270	0.88
Granted in year 2006-2007	950,000	2.00	October 4, 2009
Granted in year 2006-2007	367,641	0.90	December 28, 2008
Granted in year 2006-2007	276,011	0.81	December 28, 2008
Exercised in year 2006-2007	(306,773)	(0.89)
Exercised in year 2006-2007	(107,787)	(0.90)
Exercised in year 2006-2007	(61,171)	(0.88)
Expired in year 2006-2007	(171,168)	(1.25)
Expired in year 2006-2007	(186,320)	(1.00)
Cancelled	-

Outstanding at April 30, 2007 and average exercise price	5,415,703	$ 0. 97
Granted in year 2007-2008	1,111,665	0.60	August 16, 2009
Granted in year 2007-2008	315,296	0.70	August 16, 2009
Granted in year 2007-2008	1,414,554	0.60	November 16, 2009
Granted in year 2007-2008	621,626	0.70	November 16, 2009
Granted in year 2007-2008	250,000	0.24	December 15, 2012
Granted in year 2007-2008	250,000	0.24	June 15, 2013
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	(377,794)	(1.00)
Cancelled in year 2007-2008	-	-
Outstanding at April 30, 2008 and average exercise price	9,001,050	0.86

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

On November 27, 2007 the board of directors approved the extension of the expiry dates of the following warrants by one (1) year: (a) 2,665,669 warrants expiring on March 28, 2008 exercisable at $0.90 per warrant to March 28, 2009 (b) 950,000 warrants expiring on October 4, 2008 which are exercisable at $2.00 per warrant to October 4, 2009, and (c) 533,133 Broker warrants expiring on March 28, 2008 exercisable at $0.60 per unit to March 28, 2009.

Outstanding Share Data

As at April 30, 2008, 28,990,440 common shares of the Company were outstanding.

Of the options to purchase common shares issued to the Company’s directors, officers and consultants under the Company’s 2003 stock option plan, 1,566,000 remained outstanding with exercise prices ranging from $0.55 to $1.19 and expiry dates ranging from December 15, 2009 to January 20, 2011. If exercised, 1,566,000 common shares of the Company would be issued, generating proceeds of $1,383,660.

Of the options to purchase common shares issued to the Company’s directors, officers and consultants under the Company’s 2006 stock option plan, 1,837,500 remained outstanding with exercise prices ranging from to $0.20 (CDN$0.20) to $0.39 (CDN$0.39) and expiry dates ranging from September 28, 2012 to April 8, 2013. If exercised, 1,837,500 common shares of the Company would be issued, generating proceeds of $548,923 (CDN$552,875). Subsequent to the year end, options to issue 200,000 shares were cancelled on June 11, 2008 due to the resignation of an officer of the Company.

On April 30, 2008, 9,001,050 share purchase warrants were exercisable with exercise prices ranging from $0.24 (CDN$0.24) to $2.00 and expiring between August 22, 2008 and December 19, 2012. If exercised, 9,001,050 common shares would be issued, generating proceeds of $7,727,118.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,404,550	$0.78	1,061,544
Equity compensation plans not approved by securities holders	N/A	N/A	N/A
Total	12,404,550	$0.78	1,061,544

Subsequent Issue of Common Shares

On July 7, 2008 the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton Property. These shares represent $59,571 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.126 (CDN$0.126) each. The issuance was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

On June 18, 2008 the Company approved the issuance of 100,000 shares of common stock to a consultant as payment for investor relations and business communications services. Of that amount, 50,000 shares were issued July 14, 2008 with the balance of 50,000 shares to be issued upon renewal of the consulting agreement. The issuance was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “YGDC.” The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Our high and low sales prices of our common stock during the fiscal years ended April 30, 2008 and 2007 are as follows.

These quotations represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR 2008	HIGH	LOW
First Quarter	$0.69	$0.37
Second Quarter	$0.59	$0.33
Third Quarter	$0.50	$0.21
Fourth Quarter	$0.30	$0.18

FISCAL YEAR 2007	HIGH	LOW
First Quarter	$1.70	$0.95
Second Quarter	$1.36	$0.81
Third Quarter	$1.10	$0.58
Fourth Quarter	$0.70	$0.35

As of April 19, 2006, our stock began trading on the Toronto Stock Exchange under the symbol “YK.” The high and low trading prices for our common stock for the fiscal year periods indicated below are as follows:

FISCAL YEAR 2008	HIGH	LOW
	US $0.70	US $ 0.35
First Quarter	(CDN$0.75)	(CDN$0.38)

	US $0.47	US $0.29
Second Quarter	(CDN$0.48)	(CDN$0.30)

	US $0.45	US $0.22
Third Quarter	(CDN$0.45)	(CDN$0.22)

	US $0.30	US $0.18
Fourth Quarter	(CDN$0.30)	(CDN$0.18)

FISCAL YEAR 2007	HIGH	LOW
	US$1.54	US$0.90
First Quarter	(CDN$1.71)	(CDN$1.00)

	US$1.40	US$0.74
Second Quarter	(CDN$1.55)	(CDN$0.82)

	US$1.08	US$0.67
Third Quarter	(CDN$1.20)	(CDN$0.74)

	US$0.80	US$0.38
Fourth Quarter	(CDN$0.89)	(CDN$0.42)

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

Securities Authorized for Issuance Under Equity Compensation Plans.

On October 28, 2003, we adopted the 2003 Stock Option Plan (the "2003 Plan") under which our officers, directors, consultants, advisors and employees may receive stock options. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 5,000,000. Options granted under the 2003 Plan were either "incentive stock options", intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code") or "unqualified stock options". The 2003 Plan is administered by the Board of Directors.

On May 23, 2005, Yukon Gold filed a registration statement on Form S-8 with the SEC pursuant to which it registered 3,300,000 shares of common stock reserved for issuance upon exercise of options granted pursuant to the 2003 Plan. On February 10, 2006 the board of directors adopted a policy of not accepting promissory notes from option holders as payment for the exercise of options.

The Company adopted a new Stock Option Plan at its shareholders meeting on January 19, 2007 (the “2006 Stock Option Plan”). The Company cannot issue any further options under the 2003 Plan. The purpose of the 2006 Stock Option Plan is to develop and increase the interest of certain Eligible Participants (as defined below) in the growth and development of the Company by providing them with the opportunity to acquire a proprietary interest in the Company through the grant of options ("Stock Options") to acquire Shares.

Under the 2006 Stock Option Plan, Stock Options may be granted to Eligible Participants or to any registered savings plan established for the sole benefit of an Eligible Participant or any company which, during the term of an option, is wholly-owned by an Eligible Participant. The term “Eligible Participant” includes directors, senior officers and employees of the Company or an Affiliated Entity (as defined below) and any person engaged to provide services under a written contract for an initial, renewable or extended period of twelve months or more (a “Consultant”), other than services provided in relation to a distribution of securities, who spends or will spend a significant amount of time on the business and affairs of the Company and who is knowledgeable about the business and affairs of the Company. An “Affiliated Entity” means a person or company that is controlled by the Company.

The 2006 Stock Option Plan is administered by the board of directors of the Company. At the option of the board, it may be administered by a committee appointed by the board of directors for that purpose.

Upon adoption in 2006, the aggregate number of Shares which could be issued under the 2006 Stock Option Plan was limited to 2,000,000 Shares, then representing approximately 10.63% of the then currently issued and outstanding Shares On March 18, 2008 at the 2008 Annual and Special Meeting of Shareholders, the shareholders of the Company approved an amendment to the 2006 Stock Option Plan increasing the number of Shares reserved for issuance thereunder from 2,000,000 to 2,899,044, representing approximately 10% of the issued and outstanding Shares. The 2006 Stock Option Plan was also amended to include a provision requiring shareholder approval for any future increase in the maximum number of Shares reserved for issuance thereunder.

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

On January 19, 2007, the shareholders of the Company approved, subject to regulatory approval, the extension of 2,064,000 options held by all current officers, directors, consultants and employees in the 2003 Stock Option Plan and the adding of an additional 2,000,000 common shares of stock to the 2006 Stock Option Plan. On March 18, 2008 at the 2008 Annual and Special Meeting of Shareholders, the shareholders of the Company approved an amendment to the 2006 Stock Option Plan increasing the number of Shares reserved for issuance thereunder from 2,000,000 to 2,899,044, representing approximately 10% of the issued and outstanding Shares. The TSX approved the 2006 Stock Option plan on March 9, 2007.

The following summarizes options outstanding as at April 30, 2008:

		Option Price	Number of shares

Expiry Date		Per Share	2008	2007
15-Dec-09		$0.75	250,000	250,000
5-Jan-10		$0.75	12,000	60,000
28-Jun-10		$0.55	490,000	490,000
15-Apr-08		$0.58	-	20,000
15-Aug-10		$0.45	62,500
13-Dec-10		$1.19	576,000	1,026,000
13-Dec-10		$1.19	88,000	88,000
20-Jan-11		$0.85	150,000	150,000
20-Mar-12		$0.43	-	*250,000
28-Mar-12		$0.41	-	**150,000
28-Sep-12	$	***0.38	200,000
28-Sep-12	$	***0.39	100,000
18-Dec-12	$	***0.24	200,000
14-Jan-13	$	***0.31	825,000
21-Feb-13	$	***0.28	150,000
25-Mar-13	$	***0.22	200,000
8-Apr-13	$	***0.20	100,000
			3,403,500	2,484,000
Weighted average exercise price at end of year			0.57	0.89

*	These options were granted at CDN$0.50 (US $0.43 on date of grant)

**	These options were granted at CDN$0.47 (US $0.41 on date of grant)

***	These options were granted in CDN Dollars which were approximately at par to US Dollars.

	Number of Shares
	2007-2008	2006-2007
Outstanding, beginning of year	2,484,000	2,958,000
Granted	1,900,000	400,000
Expired	(20,000)	(800,000)
Exercised	-	(74,000)

Forfeited	(960,500)
Cancelled
Outstanding, end of year	3,403,500	2,484,000
Exercisable, end of year	3,249,334	1,625,786

The Company subsequently forfeited 200,000 options on June 11, 2008 due to the resignation of an officer of the Company.

Item 6. Management’s Discussion and Analysis

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Discussion of Operations & Financial Condition Twelve months ended April 30, 2008

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at April 30, 2008, we had accumulated losses of $11,889,157. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the year has been its effort to raise additional capital to meet its ongoing obligations under both the Hinton Syndicate Agreement and the Marg Acquisition Agreement and to pursue its exploration activities.

Having obtained material financing, we implemented exploration programs at both the Mount Hinton and Marg Properties.

SELECTED ANNUAL INFORMATION

	April 30,	April 30,
	2008	2007
Revenues	Nil	Nil
Net Loss	$4,953,775	$3,703,590
Loss per share-basic and diluted	$(0.19)	$(0.20)
Total Assets	$2,526,600	$4,225,107
Total Liabilities	$231,531	$272,083
Cash dividends declared per share	Nil	Nil

The total assets for the year ended April 30, 2008 includes cash and cash equivalents for $1,255,620, restricted cash for $817,092, Short-term investment in available-for-sale securities for $31,500, prepaid and other receivables for $282,347 and capital assets for $140,041. The total assets for the year ended April 30, 2007 includes cash and cash equivalents for $936,436, restricted cash and restricted deposit for $2,284,491 exploration tax credit receivable for $483,258, prepaid and other receivables for $464,371 and capital assets for $56,551.

Revenues

No revenue was generated by the Company’s operations during the years ended April 30, 2008 and April 30, 2007.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the year ended April 30, 2008 is general and administrative expense of $1,702,640, as compared with $2,483,278 for the year ended April 30, 2007. General and administrative expense represents approximately 34% of the total operating expense for the year ended April 30, 2008 and approximately 56% of the total operating expense (net of the exploration tax credit) for the year ended April 30, 2007. General and administrative expense decreased by $780,638 in the current year, compared to the prior year. The decrease in this expense is mainly due to decrease in consulting fees to consultants for providing investor relations and related market advice services and no expense relating to registration rights penalty expense (prior year $188,125).

Included in the operating expenses for the year ended April 30, 2008 (included as general and administration expense) is stock option compensation expense of $584,328 and compensation expense on issue of warrants for $123,079, as compared with stock option compensation expense of $451,273 and compensation expense on issue of warrants for $nil for the prior year ended April 30, 2007. These amounts have been calculated in accordance with generally accepted accounting principles in the United States, whereby the fair value of the stock options was determined at the time of grant of stock options to the Company’s directors, officers and consultants, and expensed over the vesting term, in terms of the Black-Scholes option pricing model.

(b) Project Expense

Included in operating expenses for the year ended April 30, 2008 is project expenses of $3,341,682 as compared with $1,899,340 for the year ended April 30, 2007. Project expense is a significant expense and it represents approximately 66% of the total operating expense for the year ended April 30, 2008 and approximately 43% of the total operating expense (net of exploration tax credit) for the year ended April 30, 2007. Project expense increased by $1,442,342 in the current year, as compared to the prior year. The increase in this expense is mainly due to the additional expenses incurred by the Company on exploration of both the Mount Hinton Property claims and its Marg Property in the Yukon Territory of Canada. In March of 2005, the Company acquired the rights to purchase 100% of the Marg Property. During the current year ended April 30, 2008, the Company besides incurring exploration expenses on the Marg property, also made an additional payment of $98,697 (CDN$100,000) which formed part of project expenses. During the prior year ended April 30, 2007, the Company besides incurring exploration expenses on the Marg property, also made an additional payment of $86,805 (CDN $100,000) and issued 133,333 common shares valued at $100,000 which formed part of project expenses.

(c) Exploration Tax Credit

Included as a credit to operating expenses for the year ended April 30, 2008 is an exploration tax credit of $Nil, as compared to $321,013 for the year ended April 30, 2007. The Company had a claim to the Yukon exploration tax credit, since it maintains a permanent establishment in the province of Yukon, Canada and had incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The province of Yukon, Canada has discontinued the grant of exploration tax credits beginning with incurred exploration expenses as at April 1, 2007 and onwards. On March 11, 2008 the Company received $299,207 (CDN$300,344) which represents the 2007 Yukon Tax Credit plus accumulated interest of $343 (CDN$344).

Agreement with Hinton Syndicate

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

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,587,806 (CDN$1,500,000);

50% interest upon completion of Work Program expenditures of $2,646,343 (CDN$2,500,000); and

75% interest upon completion of Work Program expenditures of $ $4,906,610 (CDN$5,225,000).

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

All Property Payments and Work Program expenditures due as of the date of this prospectus have been made and incurred.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,906,610 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC’s relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,964,257 (CDN$5,000,000).

The Hinton Option Agreement provides that the Hinton Syndicate receive a 2% “net smelter returns royalty.” In the event that we exercise our option to buy the entire interest of the Hinton Syndicate (which is only possible if we have reached a 75% interest, as described above) then the "net smelter returns royalty" would become 3% and the Hinton Syndicate would retain this royalty interest only. The “net smelter returns royalty” is a percentage of the gross revenue received from the sale of the ore produced from our mine less certain permitted expenses.

The Hinton Option Agreement entitles the Hinton Syndicate to recommend for appointment (but not nominate) one member to the board of directors of Yukon Gold.

The Hinton Syndicate members each have the option to receive their share of property payments in stock of Yukon Gold at a 10% discount to the market. YGC and Yukon Gold also have the option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of Yukon Gold. As of July 7, 2006, Yukon Gold issued to the Hinton Syndicate 43,166 shares of its common stock, based upon a valuation adopted by the board of Yukon Gold of $1.24 (CDN$1.39) per share, as partial payment of the July 7, 2006 Property Payment. On July 7, 2006 the Company issued 43,166 common shares and paid $80,501 (CDN$90,000) in cash in settlement of the property payment due on July 7, 2006 on the Mount Hinton Property. The shares represented 40% of the total $134,168 (CDN$150,000) payment and were valued at $1.24 (CDN$1.39) each. On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton Property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. Subsequent to the year ended April 30, 2008 on July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton Property. These shares represent $59,571 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.126 (CDN$0.126) each.

The Hinton Option Agreement pertains to an “area of interest” which includes the area within ten Also on July 7, 2008 the Company paid the balance of the Property Payment $89,537 (CDN$90,000) in cash.kilometres of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Option Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the “area of interest.” The non-staking party may then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement. Subsequent to April 30, 2008 there were an additional 18 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement.

The Hinton Option Agreement provides both parties (YGC and the Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

Under the Hinton Option Agreement, the Hinton Syndicate is responsible for any environmental liability claims arising from the status of the property prior to the effective date of the Hinton Option Agreement.

Under the terms of the Hinton Option Agreement three of the syndicate members are entitled to bid on work we propose to carry out and if their price is competitive they are entitled to do the work. There is no requirement in the Hinton Option Agreement that these parties perform exploration work.

Exploration

For more information regarding our exploration activities on our properties during the fiscal year ended April 30, 2008, see Item 2 "Description of Property" herein.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	April 30,	April 30,
	2008	2007
Cash and cash equivalent	$1,255,620	$936,436
Working capital	$1,345,145	$1,639,008
Cash used in operating activities	$(2,038,973)	$(4,903,195)
Cash used in investing activities	$(134,093)	$(6,141)
Cash provided by financing activities	$2,269,440	$3,492,092

As at April 30, 2008 the Company had working capital of $1,345,145 as compared to a working capital of $1,639,008 in the previous year. During the current year the Company raised (net) $2,271,080 by issue of share units for cash. .During the prior year the Company raised (net) $3,009,762 by issuing common share units for cash. It also raised $429,537 through the exercise of warrants and $55,500 through the exercise of stock options. The Company invested a small amount of $102,593 (prior year $6,141) in capital assets in the form of computer equipment, furniture and fixtures, mining equipment and computer software.

Off-Balance Sheet Arrangement

The Company has no Off-Balance sheet arrangements as of April 30, 2008. As relating to the year ended April 30, 2007, the Company had a term deposit of $17,889 (CDN$20,000) with a Canadian financial institution which earned interest at 2.5% per annum with maturity on April 26, 2007. This deposit was assigned to the financial institution to enable the financial institution to issue an Irrevocable Letter of Credit to The First Nation of NaCho Nyak Dun (“NND”) which exercises certain powers over land use and environment protection within Yukon, Canada. The Company required access to move heavy equipment over the land controlled by NND and therefore posted this security bond so that if the Company failed to comply with reclamation requirements, then the security bond would be available to NND to complete the work or may form part of the compensation package. The term deposit was returned to the Company in May 2007 since the letter of credit expired.

Contractual Obligations and Commercial Commitments

In addition to the contractual obligations and commitments of the Company to acquire its mineral properties as described in “Item 2 - Description of the Property,” the following are additional contractual obligations and commitments as at April 30, 2008.

Obligation under Capital Lease

The following is a summary of future minimum lease payments under the capital lease, together with the balance of the obligation under the lease as of April 30, 2008.

Years ending April 30,
2009	$3,551	(CDN$ 3,577)
2010	$3,551	(CDN$ 3,577)
2011	$3,551	(CDN$ 3,577)
2012	$889	(CDN$ 894)
Total minimum lease payments	$11,542	(CDN$11,625)
Less: Deferred Interest	$1,233	(CDN$ 1,242)
	$10,309	(CDN$10,383)
Current Portion	$3,100	(CDN$ 3,122)
Long-Term Portion	$7,209	(CDN$7,261)

Flow-Through Share Subscription

Year Ended April 30, 2008

The Company entered into flow-through share subscription agreements during the year ended April 30, 2008 whereby it is committed to incur on or before December 31, 2008, a total of $833,995 (CDN$840,000) of qualifying Canadian Exploration expenses as described in the Income Tax Act of Canada. As of April 30, 2008 an expenditure of $53,291 (CDN$53,675) has been incurred and $780,704 (CDN$786,325) has not yet been spent. Commencing March 1, 2008 the Company is liable to pay a tax of approximately 5% per annum, calculated monthly on the unspent portion of the commitment.

Flow-Through Share Subscriptions Subsequent to the Year ended April 30, 2008

On July 23, 2008 the Company closed the first tranche of a non-brokered private placement of up to $992,851 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $615,578 (CDN$620,010). The Company paid a 5% finders fee on this private placement. The proceeds from the private placement of flow-through shares will be used by Yukon Gold for program expenditures on the Marg Property and the Mount Hinton Property. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S.

Consulting & Services Agreements

On August 15, 2007 the Company entered into an investor relations marketing agreement with a consultant for a one year term, with the option to renew for an additional 12 months. In return for services rendered, the Company will pay the consultant $1,992 (CDN$2,000) per month. On August 31, 2007 the Company paid $3,787 (CDN$4,000) being the first and last payments of the contract. On September 15, 2007 the Company paid $1,941 (CDN$2,000) and on October 15, 2007 the Company paid $2,048 (CDN$2,000), being the second and third payments respectively. On November 15, 2007 the Company paid $2,030 (CDN$2,000) being the fourth payment of the contract. On December 14, 2007 the Company paid $1,967 (CDN$2,000) and on January 15, 2008 the Company paid $1,967 (CDN$2,000), being the fifth and sixth payments of the contract respectively. In addition, the consultant has been granted an option to purchase 125,000 shares of the Company at $0.45 (CDN$0.45) per share, with the option vesting in equal quarterly amounts of 31,250 shares on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008, and the first exercise date being August 15, 2008 and an expiry date of August 15, 2010. Subsequently on February 12, 2008 the Company terminated the contract and the Company received a refund on March 11, 2008 of $1,295(CDN$1,300) previously paid on August 31, 2007 to cover the last payment of the one year term. The 31,250 options granted under the contract to vest on each of May 15, 2008 and August 15, 2008 respectively were also cancelled.

On December 5, 2007 the Company entered into an agreement with a consultant to create investor awareness for a period of six months, commencing on December 5, 2007 for a fee of $20,000 and 300,000 restricted common shares to be issued in equal tranches of 50,000 shares at the end of each month during the term of the agreement. On December 6, 2007 the Company received conditional approval from the TSX to issue the 300,000 restricted shares as per the terms of the agreement. The consulting fee of $20,000 was paid on December 11, 2007. The Company had accrued the expense of $22,000 for 100,000 shares to be issued to January 31, 08 . Due to non-performance of the agreement by the consultant, the Company has obtained legal opinion that it is not obligated to issue any of the restricted 300,000 common shares. The consulting expense accrual for $22,000 set up during the quarter ended January 31, 08 was reversed and credited back to income in the last quarter of 2008. The Company has also paid the requisite fee to the TSX for cancellation of all of these shares.

Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007. The Mann Agreement has a one-year term commencing on December 15, 2007, and is automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Mr. Mann and the Company shall indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $148,928 (CDN$150,000). In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”). The Mann Warrants shall have a term of 5 years and an exercise price of the fair market value of the Company's common stock on their date of issuance. 250,000 of the Mann Warrants were fully vested upon issuance, with the remaining 250,000 vesting 6 months from the date of issuance, on June 15, 2008 (subsequent to the year ended April 30, 2008.)

As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement has a six-month term commencing on December 18, 2007 and is automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement. Pursuant to the Ryan Agreement, Mr. Ryan will receive an annual consulting fee of $119,142 (CDN$120,000). In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”). The Ryan Options were fully vested upon the date of issuance. On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months.

On February 11, 2008 by letter engagement agreement the Company contracted the services of a Corporate Secretarial company to fill the role of Mrs. Lisa Rose during her maternity leave for a monthly fee of $1,340 (CDN$1,350) plus eligible expenses.

On February 18, 2008 the Company and YGC signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008, with an estimated all-in cost of $1,985,703 (CDN$2,000,000). On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract.

On March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of $79,428 (CDN$80,000). The Company paid $18,579 (CDN $18,713) at April 30, 2008. Subsequent to the year end, the Company has paid an additional $7,270 (CDN$7,322).

On March 18, 2008 the Company entered into a consulting agreement with Gary Cohoon (the “Cohoon Agreement”) pursuant to which Mr. Cohoon was retained as Vice-President, Exploration, of the Company. The Cohoon Agreement has a one-year term commencing on March 18, 2008 and is automatically renewable thereafter, unless terminated pursuant to its terms. Pursuant to the Cohoon Agreement, Mr. Cohoon will receive an annual consulting fee of $139,000 (CDN$140,000). Additionally, Mr. Cohoon received 200,000 options to purchase shares of the Company's common stock (the “Cohoon Options”). The Cohoon Options were fully vested upon issuance.

On April 10, 2008 by letter agreement the Company procured the services of Galina Morozova through a contract position as a Geologist with YGC, the Company’s wholly-owned subsidiary commencing April 15, 2008 until August 31, 2008. Ms. Morozova will receive $6,454 (CDN$6,500) per month until the project begins at the Marg Property on approximately June 15, 2008, whereupon Ms. Morozova will receive $496 (CDN$500) per day plus expenses for the duration of the term of the letter agreement.

On April 29, 2008 the Company entered into a letter agreement with R. Andrew Hureau for a contract position as Senior Geologist with YGC, the Company’s wholly-owned subsidiary. Mr. Hureau’s position commenced on May 1, 2008 at a rate of $745 (CDN$750) per day plus expenses. The letter agreement states that the term is on commencement and for the duration of drilling on the Marg Project, approximately mid June, 2008 to the end of August, 2008, on a regular schedule.

Subsequent Events

Subsequent to the year ended April 30, 2008 the Company sold the balance of 450,000 shares of Industrial Minerals, Inc. at an average selling price of $.0655 for a total consideration of $29,460 in the open market.

On May 5, 2008 the Company entered into an investor relations agreement (the “Equicom Agreement”) with Equicom Group Inc. (“Equicom”) pursuant to which Equicom was retained to provide the Company with general marketing and business consulting services for an initial term of one year, then renewable thereafter. Equicom will receive an annual work fee of $59,571 (CDN$60,000), payable in monthly installments of $4,964 (CDN$5,000). The initial prorated retainer in the amount of $4,319 (CDN$4,350) and the June 1-30, 2008 installment of $4,964 (CDN$5,000) were made on May 30, 2008. On July 1, 2008 the installment covering July 1-31, 2008 of $4,964 (CDN$5,000) was paid.

On May 16, 2008 the Company entered into a consulting agreement (the “Clarke Agreement”) with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6 month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,893 (CDN$15,000). Clarke will also receive a monthly work fee of $3,475 (CDN$3,500) during the term of the agreement. Upon renewal, Clarke will receive an additional payment of $9,928 (CDN$10,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008, with an additional 50,000 shares issuable upon renewal.

On May 20, 2008 YGC, the Company’s wholly-owned subsidiary entered into a service provision agreement with a company to provide cooking and first aid services on the Marg Property from June 15, 2008 to September 30, 2008. On June 4, 2008 the Company paid a $9,929 (CDN$10,000) advance to the service provider as per the terms of the agreement.

On June 11, 2008 the Company cancelled 200,000 stock options held by a former officer.

On June 16, 2008 an additional 18 claims were staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement.

On June 17, 2008 the balance of 250,000 warrants granted to Ronald Mann vested.

On July 3, 2008 the board of directors appointed Kathy Chapman Interim Corporate Secretary to temporarily fill the Corporate Secretary position while Mrs. Lisa Rose is on maternity leave.

On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property. These shares represent $59,572 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.126 (CDN$0.126) each. The balance of the property payment in the amount of $89,357(CDN$90,000) was paid in cash.

On July 23, 2008 the Company closed the first tranche of a non-brokered private placement of up to $992,851 (CDN$1,000,000). The Company has completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $615,578 (CDN$620,010). The Company paid a 5% Finders Fee on this private placement. The proceeds from the private placement of flow-through shares will be used by Yukon Gold for program expenditures on the Marg Property and the Mount Hinton Property. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 did not have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a marterial effect on its consolidated financial statements.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are capitalized only if the Company is able to allocate any economic value beyond proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. For the purpose of preparing financial information, the Company is unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense. All costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force (“EITF”) Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties

Item 7. Financial Statements

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-l5(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

The management of Yukon Gold Corporation, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule I3a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company has a small accounting department, segregation of duties cannot be completely accomplished at this stage in the corporate lifecycle. The management has added many compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company's annual or interim financial statements.

Based on its assessment, management concluded that, as of April 30, 2008, the Company's internal control over financial reporting is effective based on those criteria.

Auditor Attestation

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee

The Audit Committee is composed of three independent directors - J.L. Guerra, Jr., Robert E. “Dutch” Van Tassell and G.E. (Ted) Creber, Q.C. The Audit Committee has reviewed the financial statements included with this report of the Company on Form 10-KSB for the year ended April 30, 2008.

Item 8B. Other Information

None.

Part III

Item 9. Directors and Executive Officers of the Registrant

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

The following table represents the Board of Directors and the senior management of the Company as of the date of this Prospectus. Each director will serve until the next meeting of shareholders or until replaced. Each officer serves at the discretion of the Board of Directors. Each individual's background is of material importance to Yukon Gold and is described below.

Name	Age	Position	Position Held Since
J.L. Guerra, Jr.	52	Director, Chairman of the Board	November 2, 2005, July 11, 2006
Howard S. Barth	56	Director	May 11, 2005
Kenneth J. Hill	69	Director (2)	December 15, 2004
Robert E. Van Tassell	73	Director	May 30, 2005
Ronald K. Mann	57	President, Chief Executive Officer, and Director (1)	December 15, 2007
G.E. (Ted) Creber Q.C.	80	Director	February 21, 2008
Rakesh Malhotra	51	Chief Financial Officer	November 2, 2005
Cletus Ryan	45	Vice-President, Corporate Development	December 18, 2007
Gary Cohoon	58	Vice-President, Exploration	March 18, 2008
Lisa Rose	33	Corporate Secretary (3)	September 7, 2005

(1) Mr. Mann was appointed to be the President and the Chief Executive Officer of the Company on December 15, 2007 and the President and the Chief Executive Officer of the Company's wholly-owned subsidiary, YGC, as of January 10, 2008.

(2) Mr. Hill is also a director of YGC.

(3) Ms. Rose was appointed Corporate Secretary of YGC on August 20, 2007.

Reorganization of Officers and Directors

On April 30, 2008 Mr. Howard Barth’s appointment to fill the vacancy left by Mr. Chet Idziszek on the Audit Committee expired. Mr. Barth remains a director of the Company.

On March 18, 2008 the Company entered into a consulting agreement with Gary Cohoon (the “Cohoon Agreement”) pursuant to which Mr. Cohoon was retained as Vice-President, Exploration, of the Company. The Cohoon Agreement has a one-year term commencing on March 18, 2008 and is automatically renewable thereafter, unless terminated pursuant to its terms. Pursuant to the Cohoon Agreement, Mr. Cohoon will receive an annual consulting fee of $139,000 (CDN$140,000). Additionally, Mr. Cohoon received 200,000 options to purchase shares of the Company's common stock (the “Cohoon Options”). The Cohoon Options were fully vested upon issuance.

On February 21, 2008 the Company accepted the resignation effective March 11, 2008 of Mr. Stewart Fumerton as Vice President, Exploration. There were no disagreements between Mr. Fumerton and the Company with respect to the Company's operations, policies or practices.

On February 21, 2008, G.E. (Ted) Creber, Q.C. was appointed to fill a vacancy on the board of directors and on the Audit Committee.

Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007. The Mann Agreement has a one-year term commencing on December 15, 2007, and is automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Mr. Mann and the Company shall indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $148,928 (CDN$150,000). In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”). The Mann Warrants shall have a term of 5 years and an exercise price of the fair market value of the Company's common stock on their date of issuance. 250,000 of the Mann Warrants were fully vested upon issuance, with the remaining 250,000 vesting 6 months from the date of issuance, on June 15, 2008 subsequent to the year ended April 30, 2008.

As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement has a six-month term commencing on December 18, 2007 and is automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement. Pursuant to the Ryan Agreement, Mr. Ryan will receive an annual consulting fee of $119,142 (CDN$120,000). In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”). The Ryan Options were fully vested upon the date of issuance. On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months.

Yukon Gold accepted the resignation of Paul A. Gorman as Chief Executive Officer and as a director on December 13, 2007. There were no disagreements between the Company and Mr. Gorman with respect to the Company's operations, policies or practices.

Yukon Gold accepted the resignation of Chester (Chet) Idziszek as of October 22, 2007. There were no disagreements between the Company and Mr. Idziszek with respect to the Company's operations, policies or practices.

On August 20, 2007 Lisa Rose was appointed to the position of Corporate Secretary of the Company's wholly-owned subsidiary, YGC.

As of October 24, 2006, Paul Gorman became the Chief Executive Officer of the Company following the resignation of Howard Barth as Chief Executive Officer and President. Mr. Barth continues as a director of the Company. Prior to becoming the Company's Chief Executive Officer, Mr. Gorman was the Company's Vice President – Corporate Development. As of October 24, 2006, Mr. Gorman also became a director of the Company. There were no disagreements between the Company and Mr. Barth with respect to the Company's operations, policies or practices.

As of June 29, 2006, Ken Hill resigned as President and CEO of the Company and was replaced by Howard Barth as President and CEO. Mr. Barth is also a director of the Company. Mr. Hill became Vice President – Mining Operations of the Company. Mr. Hill resigned as Vice President – Mining Operations as of December 18, 2006, but remained on the board of directors. There were no disagreements between the Company and Mr. Hill with respect to the Company's operations, policies or practices.

Yukon Gold accepted the resignation of W. Warren Holmes as a director and Chairman of the board of directors and his resignation as a director and officer of the Company's wholly-owned subsidiary, Yukon Gold Corp., an Ontario corporation, in each case effective as of July 11, 2006. As of that date, J.L. Guerra, Jr. became Chairman of the board of directors of the Company. There were no disagreements between the Company and Mr. Holmes with respect to the Company's operations, policies or practices.

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

On January 17, 2006, the Board of Directors appointed Kenneth J. Hill as President and CEO of the Company.

As of November 17, 2005, Rene Galipeau resigned as a director and as the Chief Financial Officer of the Company. He was appointed to that position as of May 11, 2005. His position as Chief Financial Officer was filled by Rakesh Malhotra. The vacancy on the board was filled by the appointment of Mr. Chet Idziszek. There were no disagreements between the Company and Mr. Galipeau with respect to the Company's operations, policies or practices.

As of November 7, 2005, Paul Gorman was appointed to the position of Vice President – Corporate Development and on October 24, 2006, was appointed as the Chief Executive Officer and as a director.

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

Directors

J.L. Guerra, Jr., Director, Chairman of the Board

Mr. Guerra has over twenty years of experience operating his own businesses in the real estate brokerage, acquisition and development business in San Antonio, Texas. Mr. Guerra has acquired and sold industrial buildings, warehouses, office buildings and raw land for investors and investment entities. His current projects include acquisition, planning and development of residential, golf and resort properties, specifically Canyon Springs in San Antonio, Texas. Mr. Guerra also has experience with venture capital projects and has raised substantial capital for numerous projects in mining, hi-tech and other areas. Mr. Guerra lives in San Antonio, Texas. Mr. Guerra is 52 years old.

Ronald K. Mann, Director, Chief Executive Officer and President

Mr. Mann has 25 years of experience in the investment industry with an emphasis, in the last decade, on mining and mining related companies. In the last three years Mr. Mann held an executive position at a Toronto-based asset manager and merchant bank involved extensively in mining. Mr. Mann has been a member of the Law Society of Upper Canada since 1977. In the late 1980's, Mr. Mann was Assistant General Manager Corporate Finance, Investment Bank, CIBC, as well as Vice President and Director with CIBC Securities Inc. Mr. Mann is 57 years old.

Howard Barth, Director

Howard Barth became President and CEO of the Company on June 29, 2006 and resigned as such as of October 24, 2006. Mr. Barth continues with the Company as a Director. Mr. Barth graduated with a B.A. in Geography at York University, in Toronto, Ontario. He continued his studies at York University through the Schulich School of Business and graduated with a Masters degree in Business Administration in 1976. Upon graduation Mr. Barth worked for William Eisenburg & Company (now PricewaterhouseCoopers), a large Toronto accounting firm and attained his C.A. designation. After spending the next few years working with different firms in the Greater Toronto area, Mr. Barth started his own accounting practice in 1984 and subsequently expanded his firm by adding two partners. In his 25 years of public practice Mr. Barth has had direct involvement in a number of industries and is familiar with all aspects of accounting for small to medium sized businesses. His diverse clientele includes businesses in the construction, retail, manufacturing, and restaurant sectors. Since 1979 Mr. Barth has been a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. Mr. Barth is 56 years old. Mr Barth is also a member of the board of directors of the following companies: Nuinsco Resources, New Oriental Energy Chemical Corp., Uranium Hunter Corporation and Orsus Xclent Technologies Inc.

Robert E. “Dutch” Van Tassell, Director

Robert E. “Dutch” Van Tassell was born in 1935 in Digby, Nova Scotia and graduated with a degree in Geology from Mount Allison University in 1958. Mr. Van Tassell began his mining career in 1956 as a summer student with Giant Yellowknife Mines, in the North West Territories of Canada. Mr. Van Tassell remained with Giant Yellowknife Mines from 1956 to 1962 where he was involved with mining and exploration geology. In 1962, Mr. Van Tassell was employed with Denison Mines located in Elliot Lake, Ontario for a short period of time as an underground geologist. In 1963 he joined United Keno Hill Mines in Yukon, Canada and was a key participant in the discovery of the Husky Mine in 1967, which produced over 17 million ounces of silver. In 1969 Mr. Van Tassell set up a Yukon regional exploration office in Whitehorse which in 1972 discovered the Minto Copper Deposit, employing helicopter supported two man prospecting crews in tree covered areas. While in Whitehorse Mr. Van Tassell served as a director for the Yukon Chamber of Mines for eleven years, two as its president. He also served four terms on the Northern Resources Conference which is held every three years and sponsored by the Yukon Chamber of Mines and Whitehorse Chamber of Commerce, two of these as Chairman. He also served as Chairman of the Whitehorse branch of the Canadian Institute of Mining and Metallurgy (the “CIM”). He also gave introductory and advanced prospecting courses for the Chamber of Mines. In 1982 Mr. Van Tassell joined Dickenson Mines in Toronto, Ontario as Vice President of Exploration. In 1984 he was involved with the discovery of additional reserves at the then active silver, lead, zinc Silvana Mine at Sandon, B.C. In 1988 he also played a part in Dickenson's acquisition of the Wharf Mine in South Dakota. While in Toronto Mr. Van Tassell also served as a Board member of the Prospector's and Developers Association of Canada (PDAC) from 1984 to 1993 serving as Chairman on the Program and Environmental Committees. Mr. Van Tassell is a Life member of the CIM and a member of The Geological Association of Canada. In March, 2000 he was presented with a lifetime Achievement Award by the PDAC for his contribution to the Mining Industry. In 2007 he was inducted into the Prospector's Honour Roll by the Yukon Prospector's Association, Mr. Van Tassell retired in 1998 to assist with family matters. Mr. Van Tassell is 73 years old. Mr. Van Tassell is also a director of Lexam Explorations Inc., Plato Gold Corp., Rupert Resources Ltd. and Finmetal Mining Ltd.

G.E. (Ted) Creber, Q.C., Director

Mr. Creber was appointed to fill a vacancy on the Company's Board of Directors on February 21, 2008. He currently is an investor in, and is involved in management of, several private Canadian companies. He is a former managing director and President of George Weston Limited and President and CEO of the Consumers Gas Company (now Enbridge). He has at various times served as a director of a number of major Canadian companies including among others, George Weston Limited, Loblaw Groceterias Inc., Home Oil of Canada Limited, Canada Trust Company (now part of the Toronto Dominion Bank), Union Oil Company of Canada, Burns Foods Limited, International Pursuit Corporation and World Point Terminals Inc. Mr. Creber graduated from the University of Toronto with a degree in political science and economics and from Osgoode Hall with a degree in law. He was appointed a Queen's Counsel in 1965. He has practiced law in the field of corporate and securities law with several major Canadian law firms. He is 80 years old.

Ken Hill, Director

Mr. Hill came to Yukon Gold with over forty-five years of experience in the mining industry. Mr. Hill is a registered professional engineer and graduated with a degree in Geological Engineering from the Michigan Technological University. He also holds a diploma in Mining Technology from the Haileybury School of Mines.

Since the year 2000, Mr. Hill has provided independent consulting and project management services to the global minerals industry. Prior to his consulting practice, Mr. Hill held senior positions involving mine evaluation, mine design, mine development and mine operations with Inmet Mining Corp., Northgate Exploration Ltd., Dome Mines Group and J.S. Redpath Ltd. Mr. Hill is 69 years old.

Officers

Rakesh Malhotra, Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with considerable finance and accounting experience. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India. Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position. Mr. Malhotra is a CPA (Illinois) and also holds a Canadian CA designation. He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies Mr. Malhotra has more than 20 years of experience in accounting and finance. Mr. Malhotra is 51 years old.

Cletus Ryan, Vice President, Corporate Development

Mr. Ryan has over twenty years in executive positions for several major fund companies and wealth management companies. Since 2000, he has assisted mining companies in financing their exploration activities. Mr. Ryan is 45 years old.

Gary Cohoon, P Geo BSc. MBA, Vice-President, Exploration

Mr. Cohoon is a senior geologist with 30 years of international exploration and mining experience for uranium, gold, and base metals in North and South America. Mr. Cohoon is 58 years old.

Lisa Rose, Corporate Secretary

Mrs. Rose (formerly Lisa Lacroix) has spent fourteen years working in a variety of fields ranging from retail to merchant banking. She attended Etobicoke Collegiate Institute and her studies focused on Business Administration and Law. Upon graduating in 1992 she began her career working for an accounting firm that specialized in Off-shore Investing and assisted in conducting seminars on the benefits of such investments.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended April 30, 2008 the following reports were filed late:

Name	Form Type	Number of	Number of
		Forms	Transactions
			Reported

J.L. Guerra	Form 4	4	8

George Creber	Form 3	1	1

Gary Cohoon	Form 3	1	1

Kenneth Hill	Form 4	1	1

Ronald Mann	Form 3	1	1

Cletus Ryan	Form 3	1	2

Cletus Ryan	Form 4	1	2

Item 10. Executive Compensation

(a) Compensation of Officers

The following table shows the compensation paid during the last three fiscal years ended April 30, 2008, 2007 and 2006 for the Chief Executive Officer and the next two most highly compensated officers of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payout
						Securities
						Underlying		All
					Restricted	Options &		Other
Name and	Year			Other Annual	Stock	Warrants/SAR	LTIP	Compen-
Principal	April	Salary	Bonus	Compensation	Award(s)	Granted	Payouts	sation
Position	30,	($)	($)	($)	($)	(#)	($)	($)

Kenneth Hill
Former	2008	Nil	Nil	13,530	Nil	250,000	Nil	Nil
President and	2007	Nil	Nil	36,230	Nil	Nil	Nil	Nil
CEO (1)	2006	Nil	Nil	14,755	Nil	150,000	Nil	Nil

W. Warren	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Holmes,	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CEO (5)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Rakesh	2008	Nil	Nil	31,839	Nil	75,000	Nil	Nil
Malhotra	2007	Nil	Nil	45,603	Nil	Nil	Nil	Nil
CFO (2)	2006	Nil	Nil	15,107	Nil	250,000	Nil	Nil

Rene Galipeau	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CFO	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(2) & (6)	2006	Nil	Nil	Nil	Nil	250,000	Nil	Nil

Lisa Rose	2008	97,268	Nil	Nil	Nil	175,000	Nil	Nil
Corporate	2007	48,901	Nil	Nil	Nil	Nil	Nil	Nil
Secretary (3)	2006	25,858	Nil	Nil	Nil	76,000	Nil	Nil

Paul Gorman	2008	Nil	Nil	181,906	Nil	Nil	Nil	Nil
Former CEO (4)	2007	Nil	Nil	123,016	Nil	250,000	Nil	Nil
	2006	Nil	Nil	34,440	Nil	200,000	Nil	Nil

Howard Barth
Former	2008	Nil	Nil	496	Nil	100,000	Nil	Nil
President &	2007	Nil	Nil	49,610	Nil	Nil	Nil	Nil
CEO (7)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Ronald Mann	2008	Nil	Nil	55,848	Nil	500,000	Nil	Nil
CEO (8)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

(2)

Mr. Malhotra became the Chief Financial Officer of the Company following the resignation of Rene Galipeau on November 17, 2005. The expiry date of Mr. Malhotra’s 250,000 stock options was extended to December 13, 2010. The expiry date of Mr. Hill's options was extended to January 10, 2011.

(3)

Mrs. Rose became Corporate Secretary of the Company on September 7, 2005. Mrs. Rose was also appointed Corporate Secretary of YGC on August 20, 2007. The expiry date of Mrs. Rose’s 76,000 stock options was extended to December 13, 2010.

(4)

Mr. Gorman became VP-Corporate Development of the Company on November 7, 2005. On October 24, 2006 Mr. Howard Barth resigned as President and CEO and was replaced by Mr. Gorman as CEO. Mr. Gorman resigned as CEO on December 13, 2007 and was replaced by Mr. Ronald Mann as CEO on December 15, 2007. All of Mr. Gorman’s stock options were cancelled on March 13, 2008

(5)	Mr. Holmes stock options expired on December 15, 2006.

(6)	Mr. Galipeau’s stock options expired on December 15, 2006.

(7)	Mr. Howard Barth became President and CEO following the resignation of Mr. Ken Hill on June 29, 2006. Mr. Barth resigned as President and CEO on October 24, 2006 and was replaced by Mr. Gorman as CEO.

(8)

Mr. Ronald Mann became President and CEO of the Company on December 15, 2007 following the resignation of Mr. Paul Gorman as CEO on December 13, 2007. Mr. Mann also became President and CEO of YGC on January 10, 2008. Mr. Mann was granted 500,000 warrants on December 15, 2007, 250,000 of which vested on December 15, 2007. The balance of 250,000 vested subsequently on June 15, 2008.

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

(c) Options and Stock Appreciation Rights (SARs)

OPTIONS/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

Stock options and warrants granted to the named executive officers during the fiscal year ended April 30, 2008 are provided in the table below:

Market Value
of Securities
	Securities			Underlying
	Under	% of Total		Options/SARs
	Options/SARs	Options/SARs		and warrants
	and warrants	Granted to	Exercise or	on the Date of
	Granted	Employees in	Base Price	Grant	Expiration
Name	(#)	Fiscal year (1)	($/Security)	($/Security)	Date

Rakesh Malhotra, CFO	75,000	4%	$0.31	$0.30	January 14, 2013

Ronald K. Mann, CEO (2)	500,000		0.24	0.35	December 15, 2012

(1)	Based on total number of options granted to directors/officers/consultants of the Company pursuant to the 2006 Stock Option plan during the fiscal year ended April 30, 2008.

(2)	Mr. Mann was granted 500,000 warrants on December 15, 2007, of which 250,000 vested on December 15, 2007. The balance of 250,000 warrants vested on June 15, 2008.

During the fiscal year ended April 30, 2008 there has been no re-pricing of stock options held by any Named Executive Officer

OPTIONS/SAR EXERCISED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table provides detailed information regarding options exercised by the named executive officers during the fiscal year ended April 30, 2008 and options held by the named executive officers as at April 30, 2008.

			# of
			shares
			under-
	Shares acquired on	Value	lying
Name and	Exercise	Realized	options
Principal	(#)		at year
Position		($)	end

Kenneth Hill
Former President and CEO	0	N/A	650,000

Howard Barth
Former President & CEO	0	N/A	340,000

Rakesh Malhotra
CFO	0	N/A	325,000

Brian Robertson
Former President	0	N/A	NIL

Lisa Rose
Corporate Secretary	0	N/A	251,000

Paul Gorman (1)		.
Former CEO	0	N/A	NIL

(1) All the stock options held by Mr. Gorman were cancelled on March 13, 2008

On January 19, 2007, the shareholders of the Company approved, subject to regulatory approval, the extension of 2,064,000 options held by all current officers, directors, consultants and employees in the 2003 Stock Option Plan and the adding of an additional 2,000,000 common shares of stock to the 2006 Stock Option Plan. The TSX approved the 2006 Stock Option plan on March 9, 2007.

On March 18, 2008 at the 2008 Annual and Special Meeting of Shareholders, the shareholders of the Company approved an amendment to the 2006 Stock Option Plan increasing the number of Shares reserved for issuance thereunder from 2,000,000 to 2,899,044, representing approximately 10% of the issued and outstanding Shares. The 2006 Stock Option Plan was also amended to include a provision requiring shareholder approval for any future increase in the maximum number of Shares reserved for issuance thereunder.

d) Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company, except for the members of the Audit Committee who are paid $496 (CDN$500) for each Audit Committee meeting they attend. The directors are entitled to participate in the Company’s stock option plan.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company and its subsidiary during the fiscal year ended April 30, 2008 pursuant to any other arrangement.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company was indebted to the Company or its subsidiary during the fiscal year ended April 30, 2008, including under any securities purchase or other program.

Item 11. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has 29,516,629 shares of common stock issued and outstanding as at July 21, 2008. Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of Yukon Gold Corporation, Inc. (Yukon Gold) held by the officers and directors of Yukon Gold. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares (common shares of Yukon Gold) as of July 21, 2008.

Name and Address Of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class Held
Ronald K. Mann 18 Yorkville Avenue, Suite No. 1602 Toronto, Ontario M4Y 2N6	230,000	0.78% of Yukon Gold Common Shares
Kenneth J. Hill 2579 Jarvis Street Mississauga, ON L5C 2P9	0	0% of Yukon Gold Common Shares
Rakesh Malhotra 5658 Sparkwell Drive Mississauga, ON L5R 3N9	0	0% of Yukon Gold Common Shares
Robert E. Van Tassell 421 Riverside Drive N.W. High River AB T1V 1T5	0	0% of Yukon Gold Common Shares
G.E. (Ted) Creber, Q.C. 114 – 1091 Kingston Road Toronto, Ontario, M1N 4B5	0	0% of Yukon Gold Common Shares
Lisa Rose 4-6780 Formentera Ave. Mississauga, ON L5N 2L1	0	0% of Yukon Gold Common Shares
Jose L. Guerra, Jr. 1611 Greystone Ridge San Antonio, TX USA 78258	1,814,179*	6.15% of Yukon Gold Common Shares
Howard Barth 16 Sycamore Drive Thornhill, ON L3T 5V4	5,500	0.02% of Yukon Gold Common Shares
Paul A. Gorman Former Director and CEO 1308 Roundwood Cres. Oakville, ON L6M 4A2	114,900	0.39% of Yukon Gold Common Shares
Cletus J. Ryan Vice President, Corporate Development 178 Weybourne Rd. Oakville, ON L6K 2T7	138,000	0.47% of Yukon Gold Common Shares
TOTAL	2,302,579	7.81%

*Mr. Guerra’s controls 3,072,084 shares which include options, shares owned indirectly and shares over which he influences voting control. These 3,072,084 shares represent 10.4% of the Company’s issued and outstanding shares.

As a group Management and the Directors own 7.81% of the issued and outstanding shares of Yukon Gold.

Item 12. Certain relationships and Related Transactions

2007-2008

The Company and its subsidiary expensed a total of $13,530 (CDN$13,627) in consulting fees to a corporation controlled by Kenneth Hill, a director of the Company. The Company expensed $181,906 (CDN$183,875) to a corporation controlled by Paul Gorman the Company’s former CEO and director, $55,848 (CDN$56,250) to Ronald K. Mann, the Company’s current CEO and director, $70,155 (CDN$70,660) to Stewart Fumerton the Company’s former Vice President, Exploration, $14,236 (CDN$14,338) to Gary Cohoon the Company’s current Vice President Exploration, $44,678 (CDN$45,000) to Cletus Ryan the Company’s Vice President, Corporate Development and $ 31,839(CDN$32,275) to Rakesh Malhotra, the Company’s Chief Financial Officer. Also the Company expensed a total of $97,268(CDN$97,968) to Lisa Rose, our Corporate Secretary. The Company paid a total of $496 (CDN$500) for Audit Committee meeting fees to each of Howard Barth, Robert Van Tassell, G.E. Creber and J.L. Guerra, Jr. all directors of the Company.

No director participated in any private placements during the fiscal year ended April 30, 2008.

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

The directors that participated in private placements during 2006 are as follows:

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

Index to Exhibits

In addition, the following reports are incorporated by reference.

Current Report on Form 8-K “8.01-Other Events”, dated August 7, 2007

Current Report of Form 8-K “3.02-Unregistered Sale of Equity Securities”, dated August 16, 2007

Current Report on Form 8-K “8.01-Other Events”, dated September 5, 2007

Current Report on Form 8-K “5.02-Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers”, dated October 22, 2007

Current Report on Form 8-K “3.02-Unregistered Sale of Equity Securities”, dated November 16, 2007

Current Report on Form 8-K “5.02-Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers”, dated December 13, 2007

Current Report on Form 8-K “5.02-Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers”, dated December 18, 2007

Current Report on Form 8-K “5.02-Departure of Directors or Principal Officers, Election of Directors, Appointment of Principal Officers”, dated February 21, 2008

Current Report on Form 8-K “5.03-Amendment to Articles of Incorporation”, dated March 18, 2008.

Item 14. Principal Accountant Fees and Expenses

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended April 30, 2008. This appointment was confirmed by a vote of shareholders held on March 18, 2008.

Audit Fees. The Company paid to Schwartz Levitsky Feldman, LLP audit and audit related fees of approximately $29,289 (CDN$29,500) in 2008 and $31,806 in 2007.

The Company paid $1,290 (CDN$1,300) to Schwartz Levitsky Feldman, LLP for tax services in 2008 and $879 (CDN$1,000) for tax services in 2007.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of July, 2008.

YUKON GOLD CORPORATION, INC

By:
         /s/ Ronald K. Mann
         Ronald K. Mann
         Chief Executive Officer

By:
         /s/ Rakesh Malhotra
         Rakesh Malhotra
         Chief Financial Officer

NAME	TITLE	DATE

/s/ Ronald K. Mann	Director, President,	July 25, 2008
Ronald K. Mann	Chief Executive Officer

/s/ Kenneth Hill
Kenneth Hill	Director	July 25, 2008

/s/ Howard Barth
Howard Barth	Director	July 25, 2008

/s/ J.L. Guerra, Jr.
Jose L. Guerra, Jr.	Director, Chairman of Board	July 25, 2008

/s/ Robert E. Van Tassell
Robert E. Van Tassell	Director	July 25, 2008

/s/ G.E. Creber, Q.C.	Director	July 25, 2008
G.E. (Ted) Creber Q.C

/s/ Rakesh Malhotra
Rakesh Malhotra	Chief Financial Officer,	July 25, 2008
Principal Accounting Officer

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2008 AND APRIL 30, 2007
Together With Report of Independent Registered Public Accounting Firm
(Amounts expressed in US Dollars)

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2008 AND APRIL 30, 2007
Together With Report of Independent Registered Public Accounting Firm
(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as at April 30, 2008 and April 30, 2007	F2-F3

Consolidated Statements of Operations for the years ended April 30, 2008 and April 30, 2007	F4

Consolidated Statements of Cash Flows for the years ended April 30, 2008 and April 30, 2007	F5

Consolidated Statements of Changes in Stockholders’ Equity for the years ended April 30, 2008 and April 30, 2007 and for the period from inception to April 30, 2008	F6

Notes to Consolidated Financial Statements	F10-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yukon Gold Corporation, Inc.
(An Exploration Stage Mining Company)

We have audited the accompanying consolidated balance sheets of Yukon Gold Corporation, Inc. as at April 30, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended April 30, 2008 and 2007 and for the period from incorporation to April 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yukon Gold Corporation, Inc. as at April 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended April 30, 2008 and 2007 and for the period from incorporation to April 30, 2008 in conformity with United States generally accepted accounting principles.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal controls over financial reporting. Accordingly, we express no such opinion.

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

“SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
July 16, 2007	Licensed Public Accountants

1167 Caledonia Road Toronto, Ontario M6A 2X1 Tel: 416 785 5353 Fax: 416 785 5663

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

	April 30, 2008	April 30, 2007

	$	$

ASSETS

CURRENT ASSETS

Cash and cash equivalents	1,255,620	936,436

Prepaid expenses and other (note 6)	282,347	464,371

Exploration tax credit receivable (note 7)	-	483,258

Short-term investment in available-for-sale securities (note 14)	31,500	-

Restricted Deposit	-	17,889

	1,569,467	1,901,954

RESTRICTED CASH (Note 13)	817,092	2,266,602

PROPERTY, PLANT AND EQUIPMENT (Note 8)	140,041	56,551

	2,526,600	4,225,107

The accompanying notes are an integral part of these consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Ronald K. Mann
Ronald K. Mann, Director

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

	April 30,	April 30,
	2008	2007
	$	$
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities (Note 9)	221,222	260,134
Obligation under Capital Leases	3,100	2,812
Total Current Liabilities	224,322	262,946

Long -Term Portion of:
Obligations under Capital Lease (note 17)	7,209	9,137

TOTAL LIABILITIES	231,531	272,083
GOING CONCERN (NOTE 2)
COMMITMENTS AND CONTINGENCIES (Note 16)
RELATED PARTY TRANSACTIONS (NOTE 18)
SHAREHOLDERS’ EQUITY

CAPITAL STOCK (Note 10)	2,899	2,288

ADDITIONAL PAID-IN CAPITAL	13,984,853	10,949,726

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	196,474	(63,608)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(11,889,157)	(6,935,382)
	2,295,069	3,953,024
	2,526,600	4,225,107

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations
For the years ended April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

		For the year	For the year
	Cumulative	ended	ended
	since	April 30,	April 30,
	inception	2008	2007
	$	$	$
OPERATING EXPENSES

General and administration (Note 12)	5,807,842	1,702,640	2,483,278
Project expenses	7,150,486	3,341,682	1,899,340
Exploration Tax Credit	(605,716)	-	(321,013)
Amortization	39,811	21,877	12,731
Loss on sale/disposal of capital assets	5,904	-	-

TOTAL OPERATING EXPENSES	12,398,327	5,066,199	4,074,336

LOSS BEFORE INCOME TAXES	(12,398,327)	(5,066,199)	(4,074,336)

Income taxes recovery	509,170	112,424	370,746

NET LOSS	(11,889,157)	(4,953,775)	(3,703,590)

Loss per share - basic and diluted		(0.19)	(0.20)

Weighted average common shares outstanding		26,337,414	18,152,531

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the years ended April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

	Cumulative	For the Year	For the Year
	Since	ended	ended
	Inception	April 30, 2008	April 30, 2007
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(11,889,157)	(4,953,775)	(3,703,590)
Items not requiring an outlay of cash:
Amortization	39,811	21,877	12,731
Loss on sale/disposal of capital assets	5,904	-	-
Registration rights penalty expense	188,125	-	188,125
Shares issued for property payment	525,339	57,252	153,845
Common shares issued for settlement of severance liability to ex-officer	113,130	-	113,130
Stock-based compensation	1,260,847	584,328	451,273
Compensation expense on issue of warrants	123,079	123,079	-
Issue of shares for professional services	852,523	-	722,023
Issue of units against settlement of debts	20,077
Decrease (Increase) in prepaid expenses and other	(281,190)	225,047	(386,394
Decrease (Increase) in exploration tax credit receivable	-	483,258	(330,113)
Increase (Decrease) in accounts payable and accrued liabilities	220,732	(47,438)	27,852
(Increase) Decrease in restricted cash	(817,092)	1,449,510	(2,148,327)
Decrease in restricted deposit	-	17,889	-
Increase (Decrease) in other liabilities		-	(3,750

NET CASH USED IN OPERATING ACTIVITIES	(9,637,872)	(2,038,973)	(4,903,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(183,331)	(102,593)	(6,141)
Investment in available for sale securities	(31,500)	(31,500)	-

NET CASH USED IN INVESTING ACTIVITIES	(214,831)	(134,093)	(6,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180
Proceeds (Repayments) from Demand promissory notes	200,000
Proceeds from Convertible promissory notes converted	200,500
Proceeds from the exercise of stock options	61,000		55,500
Proceeds from exercise of warrants – net	450,309		429,537
Proceeds from subscription of warrants – net	525,680
Proceeds from issuance of units/shares – net	9,460,081	2,271,080	3,009,762
Proceeds (Repayments) from capital lease obligation	10,309	(1,640)	(2,707

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,909,059	2,269,440	3,492,092

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	199,264	222,810	(58,446)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR	1,255,620	319,184	(1,475,690)
Cash and cash equivalents, beginning of year	-	936,436	2,412,126

CASH AND CASH EQUIVALENTS, END OF YEAR	1,255,620	1,255,620	936,436
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity
From Inception to April 30, 2008
(Amounts expressed in US Dollars)

					Deficit,
					Accumulated		Accumulated
	Number of	Common	Additional		during the		Other
	Common	Shares	Paid-in	Subscription	Exploration	Comprehensive	Comprehensive
	Shares	Amount	Capital	for Warrants	Stage	Income (loss)	Income (loss)
	#	$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142	-	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares for Property Payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-	-	(12,796)	(12,796)
Net loss for the year	-	-	-	-	(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299	-	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	-	-	-	-
Issuance of common shares on Conversion of Convertible	76,204	8	57,144	-	-	-	-

Promissory note
Foreign currency translation	-	-	-	-	-	9,717	9,717
Net loss for the year	-	-	-	-	(808,146)	(808,146)	-

Balance as of April 30, 2005	9,025,045	903	854,430	-	(1,375,835)	(798,429)	(2,475)

Stock based compensation - Directors and officers			216,416
Stock based compensation - Consultants			8,830
Issue of common shares and Warrants on retirement of Demand Promissory note	369,215	37	203,031
Units issued to an outside company for professional services settlement	24,336	2	13,384
Units issued to an officer for professional services settlement	12,168	1	6,690
Issuance of common shares for professional services	150,000	15	130,485
Units issued to shareholder	490,909	49	269,951
Units issued to a director	149,867	15	82,412
Units issued to outside subscribers	200,000	20	109,980
Issuance of common shares on Conversion of Convertible Promissory notes	59,547	6	44,654
Issuance of common shares on Exercise of warrants	14,000	2	11,998
Issuance of common shares on Conversion of Convertible
Promissory notes	76,525	8	57,386
Private placement of shares	150,000	15	151,485
Issuance of Common shares for property payment	133,333	13	99,987
Issuance of common shares on Conversion of Convertible Promissory notes	34,306	4	25,905
Issuance of common shares on Exercise of warrants	10,000	1	8,771
Issuance of common shares on Conversion of Convertible	101,150	10	76,523

Promissory notes
Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	5,331,327	533	2,910,375
Brokered Private placement of flow through Shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	-	-	-			(2,687)	(2,687)
Net loss for the year	-	-	-		(1,855,957)	(1,855,957)	-

Balance as of April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issue of common shares for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares for professional services	342,780	34	438,725
Brokered private placement of units-net	400,000	40	363,960
Brokered private placement of units- net	550,000	55	498,923
Stock based compensation-Directors and Officers			451,273
Exercise of stock options	50,000	5	37,495

Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)

Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)
Balance as of April 30, 2008	28,990,440	2,899	13,984,853		(11,889,157)	(4,693,693)	196,474

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
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

Management has initiated plans to raise equity funding through the issuance of common shares including flow-through shares. The Company was successful in raising funds (net) of approximately $4 million during the year ended April 30, 2006, which assisted the Company in meeting its commitments and requirements for project expenses and general and administrative expenses. The Company also raised (net) approximately $1.3 million during the six months ended October 31, 2006. The Company raised (net) approximately $1.9 million through subscription of flow-through special warrants and raised (net) approximately $230,000 through subscription of unit special warrants during the three months ended January 31, 2007. The Company further raised an additional (net) approximately $227,000 through subscription of flow-through units and raised (net) approximately $557,000 through subscription of units during the three months ended October 31, 2007. The Company further raised approximately (net) $450,000 through subscription of flow-through units and raised (net) approximately $1,037,000 through subscription of units during the three months ended January 31, 2008. The Company's common shares are listed on the Toronto Stock Exchange (the “TSX”) and included for quotation on the Over-The-Counter Bulletin Board maintained by the NASD in the United States. The trading of the Company's stock in both the United States and Canada has expanded its investor base, as the Company continues to explore sources of funding from both the United States and Canada.

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

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)      Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals, valuation allowance, fair value of stock for services and estimates for calculation for stock based compensation.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
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

Foreign exchange risk:

The Company conducts most of its operating activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

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

e)       Property, Plant and Equipment

Property, Plant, and Equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	20%	declining balance method
Furniture and fixtures	20%	declining balance method
Office Equipment	20%	declining balance method
Mining Equipment	30%	declining balance method
Computer Software	30%	declining balance method

f)      Operating and Capital Leases

Costs associated with operating leases are expensed as incurred. The cost of assets acquired via capital leases are capitalized and amortized over their useful lives. An offsetting liability is established to reflect the future obligation under capital leases. This liability is reduced by the future principal payments.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

k)      Long-Lived Assets

In accordance with Financial Accounting Standard Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At April 30, 2008 and 2007, no impairments were recognized. Amortization expense for the years ended April 30, 2008 and 2007 was $21,877 and $12,731 respectively.

l)      Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are capitalized only if the Company is able to allocate any economic value beyond proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. For the purpose of preparing financial information, the Company is unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense. All costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

m)      Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. The Company had adopted the provisions of SFAS 123 (R) on May 1, 2005. As of April 30, 2008 there was $17,508 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended April 30, 2008 and 2007 was $584,328 and $451,273 respectively.

n)      Earnings or Loss per Share

The Company has adopted FAS No. 128, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2008 and 2007 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At April 30, 2008, there were 1,566,000 options from the 2003 Stock Option Plan and 1,837,500 options from the 2006 Stock Option Plan and 9,001,050 warrants outstanding. At April 30, 2007, there were 2,084,000 options from the 2003 Stock Option Plan and 400,000 options from the 2006 Stock Option Plan and 5,415,703 warrants outstanding

o)      Flow-Through Financing

The Company has financed a portion of its exploration activities through the issue of flow-through shares, which transfer the Canadian tax deductibility of exploration expenditure to the investor. Proceeds received from the issuance of such shares are allocated between the offering of shares and the sale of tax benefits.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

o)      Flow-Through Financing-cont'd

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

p)      Recent Pronouncements-cont'd

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 did not have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

p)      Recent Pronouncements-cont'd

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

5.      COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	For the year	For the year
	ended	ended
	April 30,	April 30,
	2008	2007
	$	$
Net loss	(4,953,775)	(3,703,590
Other comprehensive income (loss) Unrealized gain on available for sale securities net of deferred taxes	9,000	-
Other comprehensive income (loss) Foreign currency translation	251,082	(58,446)

Comprehensive loss	(4,693,693)	(3,762,036)

The foreign currency translation adjustments are not currently adjusted for income taxes as the Company’s operating subsidiary is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done as disclosed in note 4 (g).

6.      PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $54,360 (CDN$54,750) (prior year: $27,280 (CDN$30,284)) being Goods & Services tax receivable from the Federal Government of Canada. Included in prepaid expenses and other is also a deposit of $148,928(CDN$150,000) (prior year: $189,172 (CDN $210,000) with a contractor for diamond drilling at drill sites to be selected by the Company. Prepaid expense for prior year also includes $223,741(CDN$248,374) being a deposit with a geological company for conducting exploration activities at the Mount Hinton and Marg Properties.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

7.      EXPLORATION TAX CREDIT RECEIVABLE

For the year ended April 30, 2007 and 2006, the Company had a claim to the Yukon exploration tax credit, since it maintained a permanent establishment in the province of Yukon, Canada and had incurred eligible mineral exploration expenses as defined by the federal income tax regulations of Canada. The Company’s expectation of receiving this credit of $483,258 (CDN$536,465) was based on the history of receiving past credits. On March 6, 2008 the Company received $180,970 (CDN$181,658) which represents the 2006 Yukon tax credit of $171,035 (CDN$171,685) plus accumulated interest of $9,935 (CDN$9,973). On March 11, 2008 the Company received $299,207 (CDN$300,344) which represents the 2007 Yukon Tax Credit of $298,864 (CDN$300,000) plus accumulated interest of $343 (CDN$344). The provincial Government of Yukon has discontinued the grant of credit commencing April 1, 2007.

8.      PROPERTY, PLANT AND EQUIPMENT

	April 30,	April 30,
	2008	2007
	$	$

Computer Equipment	31,448	23,936
Furniture and fixtures	42,350	36,160
Mining Equipment	55,997	-
Computer Software	36,355
Capital leases:
Office Equipment	17,156	15,566

Cost	183,306	75,662

Less: Accumulated amortization

Computer Equipment	13,490	8,723
Furniture and fixtures	14,426	7,275
Mining Equipment	2,808	-
Computer Software	6,365
Capital leases:
Office Equipment	6,176	3,113
	43,265	19,111

Net	140,041	56,551

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

9.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30,	April 30,
	2008	2007
	$	$
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	53,866	30,150
Accrued Liabilities-Flow Through Penalty	91,806	34,223
Accrued Liabilities-Payroll	21,418	2.614
Accrued Liabilities-Consulting Fees	1,231	0
Accrued Liabilities-Accounting & Legal	29,395	31,468
Accrued Liabilities-Audit Fees	20,883	14,864
Accrued Liabilities-Rent Equalization	2,623	1,082
Accrued Liabilities-Financing Fees/Penalty		142,133
Accrued Liabilities-Franchise Tax		3,600
	221,222	260,134

10.     CAPITAL STOCK

a)      Authorized

150,000,000 of Common shares, $0.0001 par value (50,000,000 in 2007)

b)      Issued

28,990,440 Common shares (22,883,137 in 2007)

c)      Changes to Issued Share Capital

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

On May 30, 2006 the Company issued 141,599 common shares for the settlement of an accrued liability to an ex officer and director. The accrued severance amount of $113,130 (CDN$128,855) was converted to 141,599 common shares at $0.80 (CDN$0.91) .

On June 22, 2006 the Company issued 43,667 common shares for the exercise of 43,667 warrants at $0.90 (CDN$1.00) from a warrant holder in consideration of $39,368 (CDN$43,667).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

10.     CAPITAL STOCK-CONT'D

c)      Changes to Issued Share Capital-cont'd

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

On October 3, 2006, the Company completed a brokered private placement and issued 400,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $400,000. The Company paid a finders fee of 6% and reimbursed expenses for 3% of the total consideration. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. On November 27, 2007 the board of directors approved the extension of the expiry dates of the warrants to October 4, 2009.

On October 3, 2006, the Company completed another brokered private placement and issued 550,000 units, where each unit consisted of a common share and a share purchase warrant. The units were priced at $1.00 per unit for a total of $550,000. The Company paid a finders fee of $33,000 and reimbursed expenses for $18,022 (CDN$20,000). The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. On November 27, 2007 the board of directors approved the extension of the expiry dates of the warrants to October 4, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

10.     CAPITAL STOCK-CONT'D

c)      Changes to Issued Share Capital-cont'd

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

10.     CAPITAL STOCK-CONT'D

c)      Changes to Issued Share Capital-cont'd

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

Year ended April 30, 2008

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton Property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. The balance 60% payment was paid in cash.

On August 16, 2007 the Company completed a private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $802,101 (CDN$862,499.70) and the sale of 543,615 flow-through units (the “Flow-Through Units” which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits A liability of $35,381 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. Each Unit consisted of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 “Unit Compensation Warrants” and 43,489 “FT Unit Compensation Warrants”. Each Unit Compensation Warrant is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Warrant is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009. Yukon Gold also granted Northern an option (the “Over-Allotment Option”) exercisable until October 15, 2007 to offer for sale up to an additional $468,691 (CDN$500,000) of Units and/or Flow-Through Units on the same terms and conditions. The Company paid a $70,304 (CDN$75,000) due diligence fee to Northern at closing. The Company reimbursed Northern expenses of $18,600 (CDN$20,000) and legal fees of $18,600 (CDN$20,000).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

10.     CAPITAL STOCK-CONT'D

c)      Changes to Issued Share Capital-cont'd

On November 16, 2007 the Company completed the second part of a private placement (the “Second Financing”) with Northern acting as agent. The Second Financing was comprised of the sale of 2,438,888 units (the “Units”) at $0.46 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $1,127,028 (CDN$1,097,500) and the sale of 1,071,770 flow through units (the “Flow-Through Units”) at $0.53 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $572,315 (CDN$557,320). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $77,043 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. The closing represented the final tranche of a $2,816,673 (CDN$2.8 million) private placement with Northern announced on July 24, 2007. Each Unit consists of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consists of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. Yukon Gold paid Northern a commission equal to 8% of the aggregate gross proceeds and issued 195,111 “Unit Compensation Warrants” and 85,741 “FT Unit Compensation Warrants”. Each Unit Compensation Warrant is exercisable into one Common Share and one half of one Common Share purchase warrant at the Unit Issue Price until November 16, 2009. Each full Common share purchase warrant is exercisable at $0.60 (CDN$0.60) . Each FT Unit Compensation Warrant is exercisable into one Common Share and one half of one Common Share purchase warrant at the Flow-Through Unit Issue Price. Each full Common Share purchase warrant is exercisable at $0.70 (CDN$0.70) .

The foregoing private placements were undertaken pursuant to an exemption offered by Regulation S promulgated under the Securities Act of 1933, as amended.

d)      Purchase Warrants

During the year 2006-2007 the following stock warrants were issued:

400,000 stock warrants were issued on October 3, 2006. The warrants have a two-year term and are exercisable at $1.50 per share in the first twelve months of the term and $2.00 per share in the remaining twelve months of the term. On November 27, 2007 the board of directors extended the expiry date of the warrants to October 4, 2009.

550,000 stock warrants were issued on October 3, 2006. The warrants have a two-year term and are exercisable at $1.50 per share in the the first twelve months of the term and at $2.00 per share in the remaining twelve months of the term. On November 27, 2007, the board of directors extended the expiry date of the warrants to October 4, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

10.     CAPITAL STOCK-CONT'D

d)      Purchase Warrants-cont'd

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

169,042 flow-through compensation warrants and an additional 16,905 flow-through compensation warrants as a penalty were issued on April 25, 2007 relating to the Private Placement of December 28, 2006 (refer to note 10 above). Each flow-through compensation warrant is exercisable for a period of 24 months from the closing date of December 28, 2006 at a price of $0.90 (CDN$1.05) ..

28,571 flow-through compensation warrants and an additional 2,858 flow-through compensation warrants as a penalty were issued on April 25, 2007 relating to the Private Placement of December 28, 2006 (refer to note 10 above). Each flow-through compensation warrant is exercisable for a period of 24 months from the closing date of December 28, 2006 at a price of $0.90 (CDN$1.05) ..

During the year 2007-2008 the following stock warrants were issued:

On August 16, 2007 the Company completed a private placement financing. The Financing was comprised of the sale of 1,916,666 units and the sale of 543,615 flow-through units. Each Unit consisted of one non-flow through common share and one half of one Common Share purchase warrant. Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one-half of one Common Share purchase warrant. Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. The Company issued 153,333 “Unit Compensation Warrants” and 43,489 “FT Unit Compensation Warrants” to the agent. Each Unit Compensation Warrant is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Warrant is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009.

On November 16, 2007 the Company completed the second part of a private placement financing. The Second Financing was comprised of the sale of 2,438,888 units and the sale of 1,071,770 flow-through units. Each Unit consists of one non-flow through common share and one-half of one Common Share purchase warrant. Each Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consists of one flow-through common share and one half of one Common Share purchase warrant. Each FT Warrant is exercisable into one Common Share until November 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. The Company issued 195,111“Unit Compensation Warrants” and 85,741 “FT Unit Compensation Warrants”.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

10.     CAPITAL STOCK-CONT'D

d)      Purchase Warrants-cont'd

Each Unit Compensation Warrant is exercisable into one Common Share and one half of one Common Share purchase warrant at the Unit Issue Price until November 16, 2009. Each full Common share purchase warrant is exercisable at $0.60 (CDN$0.60) . Each FT Unit Compensation Warrant is exercisable into one Common Share and one half of one Common Share purchase warrant at the Flow-Through Unit Issue Price. Each full Common Share purchase warrant is exercisable at $0.70 (CDN$0.70) .

On December 15, 2007 warrants were issued to the newly appointed President and CEO to purchase 500,000 common shares at a price of $0.24 (CDN$0.24) . 250,000 warrants vested immediately commencing on December 15, 2007 and the balance 250,000 warrants shall vest after six months on June 15, 2008. The warrants granted had a term of 5 years commencing the date of vesting. The fair value of the warrants were calculated using the Black-Scholes method of valuation, using 5% risk free rate and volatility factor of 96.21% . The Company expensed compensation cost for issue of warrants for $123,079 during the year ended April 30, 2008 and carried forward $17,813 being the unexpended compensation cost deferred over the vesting period. Subsequent to April 30, 2008 on June 15, 2008 the balance 250,000 vested.

On November 27, 2007 the board of directors approved the extension of the expiry dates of the following warrants by one (1) year: (a) 2,665,669 warrants expiring on March 28, 2008 exercisable at $0.90 per warrant to March 28, 2009 (b) 950,000 warrants expiring on October 4, 2008 which are exercisable at $2.00 per warrant to October 4, 2009 and (c) 533,133 Broker warrants expiring on March 28, 2008 exercisable at $0.60 per unit to March 28, 2009.

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$

Outstanding at April 30, 2006 and average exercise price	4,655,270	0.88
Granted in year 2006-2007	950,000	2.00	October 4, 2009
Granted in year 2006-2007	367,641	0.90	December 28, 2008
Granted in year 2006-2007	276,011	0.81	December 28, 2008
Exercised in year 2006-2007	(306,773)	(0.89)
Exercised in year 2006-2007	(107,787)	(0.90)
Exercised in year 2006-2007	(61,171)	(0.88)
Expired in year 2006-2007	(171,168)	(1.25)
Expired in year 2006-2007	(186,320)	(1.00)
Cancelled	-

Outstanding at April 30, 2007 and average exercise price	5,415,703	$0. 97
Granted in year 2007-2008	1,111,665	0.60	August 16, 2009
Granted in year 2007-2008	315,296	0.70	August 16, 2009
Granted in year 2007-2008	1,414,554	0.60	November 16, 2009
Granted in year 2007-2008	621,626	0.70	November 16, 2009

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

10.     CAPITAL STOCK-CONT'D

d)      Purchase Warrants-cont'd

Granted in year 2007-2008	250,000	0.24	December 15, 2012
Granted in year 2007-2008	250,000	0.24	June 15, 2013
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	(377,794)	(1.00)
Cancelled in year 2007-2008	-	-
Outstanding at April 30, 2008 and average exercise price	9,001,050	0.86

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

On November 27, 2007 the board of directors approved the extension of the expiry dates of the following warrants by one (1) year: (a) 2,665,669 warrants expiring on March 28, 2008 exercisable at $0.90 per warrant to March 28, 2009, having a fair value of $76,483; (b) 950,000 warrants expiring on October 4, 2008 which are exercisable at $2.00 per warrant to October 4, 2009, having a fair market value of $5,144; and (c) 533,133 Broker warrants expiring on March 28, 2008 exercisable at $0.60 per unit to March 28, 2009 having a fair market value of $28,645.

11.       SUBSCRIPTION FOR WARRANTS

Year 2006-2007

(a)

On December 15, 2005 the Company completed the sale of 400,000 Special Warrants using the services of an agent at a subscription price of $1.01 per Warrant to a Canadian accredited investor for $404,000. Each Special Warrant entitled its holder to acquire one common share of the Company and one common share purchase warrant at no additional cost. Each share purchase warrant entitled the holder to purchase one common share in the capital of the Company at a price of $1.00 per warrant share for a period of one year following the closing date. The agent received $32,320 in commission as well as 32,320 warrants. Each warrant was exercisable for one common share at $ 1.00 until December 15, 2006 with a fair value of $9,995. The Company was obligated to have a registration statement become effective within 181 days of the closing. In the absence of a registration statement being declared effective within 181 days of the closing, the Company, effective June 15, 2006 was obligated to issue an additional 4,000 common shares and 4,000 warrants to the accredited investor at no extra cost as a penalty. The Company issued 404,000 common shares on January 11, 2007 (see Note 10 c)).

(b)

On December 30, 2005 the Company completed the sale of 200,000 Flow-Through Special Warrants (“Special Warrants”) to a Canadian accredited investor, for gross proceeds of $180,000 (CDN$205,020). Each Special Warrant entitled the Holder to acquire one flow-through common share of the Company (“Flow-Through Shares”) at no additional cost. The Company issued 200,000 common shares on December 19, 2006. (Refer to Note 10 c))

(c)

On December 28, 2006, the Company completed a private placement of 2,823,049 flow-through special warrants (which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at a price of $0.90 (CDN$1.05) per warrant and 334,218 unit special warrants at a price of $0.77 (CDN$0.90) per warrant for aggregate gross proceeds to the Company of $2,801,610 (CDN$3,264,996). Each flow-through special warrant entitles the holder to acquire, for no additional consideration, one common share of the Company. Each unit special warrant entitles the holder to acquire, for no additional consideration, one common share and one common share purchase warrant of the Company. Each common share purchase warrant entitles the holder to acquire one common share of the Company at a price of $0.90 (CDN$1.05) for a period of 24 months from the closing date. On April 25, 2007 the Company issued 2,823,049 common shares and an additional 282,309 shares as a penalty, relating to the private placement of 2,823,049 flow-through special warrants (refer to Note 10 c))

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

11.       SUBSCRIPTION FOR WARRANTS-CONT'D

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

(d)

On December 28, 2006 the Company completed the sale of 334,218 Unit Special Warrants using the services of an agent at a subscription price of $0.77 (CDN$0.90) per Unit Special Warrant for gross proceeds of $258,105 (CDN$300,796). On April 25, 2007 the Company issued 334,218 common shares and an additional 33,423 shares as a penalty, relating to the private placement of 334,218 unit special warrants (refer to note 10 c))

Year 2007-2008

There were no subscriptions for warrants during the period May 1, 2007 to April 30, 2008.

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

Subject to the provisions of the 2006 Stock Option Plan, the aggregate number of shares which may be issued under the 2006 Stock Option Plan shall not exceed 2,000,000 shares ("Total Shares"). On March 18, 2008 at the Annual and Special Meeting of Shareholders, the Shareholders of the Company approved an amendment to the 2006 Stock Option Plan increasing the number of Shares reserved for issuance there under from 2,000,000 to 2,899,044. Any Stock Option granted under the 2006 Stock Option Plan which has been exercised shall again be available for subsequent grant under the 2006 Stock Option Plan, effectively resulting in a re-loading of the number of shares available for grant under the 2006 Stock Option Plan. Any shares subject to an option granted under the 2006 Stock Option Plan which for any reason is surrendered, cancelled or terminated or expires without having been exercised shall again be available for subsequent grant under the 2006 Stock Option Plan.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

12.      STOCK BASED COMPENSATION-CONT'D

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

On March 20, 2007 the board of directors granted options to an officer and director to acquire 250,000 shares, to vest at the rate of 1/24 per month and can be exercised over a period of five (5) years. The exercise price was set at $0.43 (CDN$0.50) per share. These options were granted under the Company’s 2006 stock option plan. These options were cancelled on March 13, 2008.

On March 28, 2007 the board of directors granted options to a consultant to acquire 150,000 shares, to vest at the rate of 1/12 per month and can be exercised over a period of five (5) years. The exercise price was set at $0.41 (CDN$0.47) per share. These options were granted under the Company’s 2006 stock option plan. On March 13, 2008 these options were cancelled.

Year 2007-2008.

During the year ended April 30, 2008, the following stock options were granted under the 2006 stock option plan:

a) On August 15, 2007 Stock options to one consultant to purchase 125,000 common shares each at an exercise price of $0.42 (CND $0.45) per share. These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan and shall vest at 31,250 options each on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008 respectively. The first exercise date of the option is August 15, 2008 and these options shall expire on August 15, 2010. The Company terminated the contract with this consultant effective February 15, 2008.

b) On September 28, 2007 Stock Options to one officer to purchase 200,000 common shares at a price of $0.38 (CDN$0.38) and to one employee to purchase 100,000 common shares at a price of $0.39 (CDN$0.39) per share. These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan. Options to the officer shall vest at the rate of one twelfth (1/12) each month, commencing, on the 1st day of October 2007, for a period of twelve months. The options granted shall be for a term of 5 years. Options to the employee shall vest at the rate of one twenty-forth (1/24) each month, commencing on October 28, 2007, for a period of 24 months. The options granted shall be for a term of 5 years. Subsequent to the year ended April 30, 2008 the 200,000 options granted to one officer were cancelled on June 11, 2008.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

12.      STOCK BASED COMPENSATION-CONT'D

c) On December 18, 2007 Stock Options to one officer to purchase 200,000 common shares at a price of $0.24 (CDN$0.24) .. These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan. The options granted were fully vested upon issuance and have a term of 5 years.

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

e) On February 21, 2008 the Company issued stock options under it's 2006 Stock Option Plan to a director to purchase 150,000 common shares at a price of $0.28 (CDN$0.28) . All of the options vested immediately. The options granted were fully vested upon issuance and have a term of 5 years.

f) On March 25, 2008 the Company issued stock options under it's 2006 Stock Option Plan to an officer to purchase 200,000 common shares at a price of $0.22 (CDN$0.22) . All of the options vested immediately. The options granted were fully vested upon issuance and have a term of 5 years.

g) On April 8, 2008 the Company issued stock options under it's 2006 Stock Option Plan to two directors to purchase 50,000 common shares each at a price of $0.20 (CDN$0.20) . All of the options vested immediately. The options granted were fully vested upon issuance and have a term of 5 years.

Cancellation/Expiration of Stock Options

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

On April 15, 2008 20,000 stock options from the 2003 Stock Option Plan granted to one former consultant expired.

For this year ended April 30, 2008, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

12.      STOCK BASED COMPENSATION-CONT'D

	19-Jan	20- Mar	28- Mar	15-Aug	28- Sept	18-Dec	14-Jan	21-Feb	25-Mar	Apr 8-
	2007	2007	2007	2007	2007	2007	2008	2008	2008	2008	TOTAL

Risk free rate	4.5%	4.5%	4.5%	5%	4.5%	5.0%	5.0%	5.0%	5.0%	5.0%

Volatility factor	45.19%	57.48%	98.67%	91.68%	92.20%	101.61%	95.77%	94.49%	94.92%	94.92%

Stock-based
compensation
cost expensed
during the year
ended April 30,
2008	$167,515	$22,973	$41,314	$14,850	$45,760	$31,738	$183,724	$27,194	$34,444	$14,816	$584,328

Unexpended Stock
based
compensation
cost deferred
over the vesting
period	-	-	-	-	$26,454	-	-	-	-	-	$26,454

As of April 30, 2008 there was $26,454 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended April 30, 2008 and April 30, 2007 was $584,328 and $451,273 respectively.

The following table summarizes the options outstanding as at April 30:

	Option Price	Number of shares
Expiry Date	Per Share	2008	2007
15-Dec-09	$0.75	250,000	250,000
5-Jan-10	$0.75	12,000	60,000
28-Jun-10	$0.55	490,000	490,000
15-Apr-08	$0.58	-	20,000
15-Aug-10	$0.45	62500
13-Dec-10	$1.19	576,000	1,026,000
13-Dec-10	$1.19	88,000	88,000
20-Jan-11	$0.85	150,000	150,000
20-Mar-12	$0.43	-	250,000
28-Mar-12	$0.41	-	150,000
28-Sep-12	$0.38	200,000
28-Sep-12	$0.39	100,000
18-Dec-12	$0.24	200,000

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

12.      STOCK BASED COMPENSATION-CONT'D

14-Jan-13	$0.31	825,000
21-Feb-13	$0.28	150,000
25-Mar-13	$0.22	200,000
8-Apr-13	$0.20	100,000
		3,403,500	2,484,000
Weighted average exercise price at end of year		0.57	0.89

	Number of Shares
	2007-2008	2006-2007
Outstanding, beginning of year	2,484,000	2,958,000
Granted	1,900,000	400,000
Expired	(20,000)	(800,000
Exercised	-	(74,000)
Forfeited	(960,500)
Cancelled
Outstanding, end of year	3,403,500	2,484,000
Exercisable, end of year	3,249,334	1,625,786

The Company subsequently forfeited 200,000 options on June 11, 2008 due to the resignation of an officer of the Company.

13.      RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be cash or cash equivalents. As of April 30, 2008, unexpended flow-through funds were $817,092 (CDN $822,975).

14.      SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES

The Company entered into a subscription agreement dated as of April 3, 2007 (the “Agreement”) with Industrial Minerals, Inc. (“Industrial Minerals”) to acquire (i) 5,000,000 common shares of Industrial Minerals at a price of $0.05 per share and (ii) a Warrant entitling the holder: (a) to purchase 5,000,000 common shares of Industrial Minerals at a purchase price of $0.05 per share (the “option price”) or, at the option of the holder, (b) to surrender the Warrant for a number of common shares to be determined by application of an anti-dilution formula which would result in a larger number of shares issued to the holder if the market price of the common stock is less than the option price at the time of exercise. The Warrant expired on April 3, 2008. The total subscription price paid by the Company was $250,000. The Company entered into the Agreement as of May 14, 2007. The common stock of Industrial Minerals is quoted on the Over-the-Counter Bulletin Board under the symbol, “IDSM.” The Company accounted for this investment as a short term investment in available-for-sale securities. On August 17, 2007, the Company entered into an agreement with Global Capital SPE-1 LLC (“Global”) pursuant to which Global agreed to purchase 2 million shares of Industrial Minerals Inc. (“IDSM”) held by the Company for consideration of $140,000. Pursuant to the Agreement, Global had the option to purchase from the Company an additional 3 million shares of IDSM for consideration of $210,000. The Company also assigned to Global 5 million warrants to purchase IDSM stock. The Company will receive up to $100,000 in the event that Global exercises all or a portion of the warrants. Global consummated the purchase of the first 2 million shares of IDSM on September 6, 2007 and another 1,000,000 shares on January 30, 2008 and paid the Company a total of $210,000. The Company accounted for $60,000 as realized gain on sale of securities to Global as a credit to the general and administrative expenses and reduced the unrealized gain of $100,000 to $40,000. During the periods of March and April 08, the Company sold an additional 1,550,000 common shares in the open market for a total consideration of $130,040. The Company accounted for $52,540 as realized gain on sale of securities in the open market as a credit to the general and administrative expense and reduced the unrealized gain further by $31,000 to $9,000.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

14.      SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES-CONT'D

Subsequent to the year ended April 30, 2008 the Company sold the balance of 450,000 shares of Industrial Minerals, Inc. at an average selling price of $.0655 for a total consideration of $29,460 in the open market.

15.      OTHER LIABILITY

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

Year ended April 30, 2008

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

16.      COMMITMENTS AND CONTINGENCIES

a) Mount Hinton Property Mining Claims

On July 7, 2002 Yukon Gold Corp. (“YGC”) entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of Yukon, Canada. This agreement was replaced with a revised and amended agreement (the “Hinton Option Agreement”) dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement is between the Company, its wholly-owned subsidiary YGC and the Hinton Syndicate.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

16.      COMMITMENTS AND CONTINGENCIES-CONT'D

a) Mount Hinton Property Mining Claims- cont'd

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below.

The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$148,928 (CDN$ 150,000) Subsequently paid
TOTAL	$747,661 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,241,064 (CDN$ 1,250,000)**Deferred
Jan. 1/09 to Dec. 31/09	$1,489,277 (CDN$ 1,500,000)
TOTAL	$4,906,610 (CDN$5,225,000)

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

**By letter agreement dated February 29, 2008, the Company gave notice to the Hinton Syndicate that all of the Work Program expenditures scheduled to be incurred by December 31, 2008 would be deferred until December 31, 2009. Subsection 2.2(f) of the Hinton Option Agreement provides that if Yukon Gold has earned at least 25% of the right, title and interest in the Property as provided for in Subsection 2.2(e) of the Hinton Option Agreement and is unable to meet its next year's Work Program expenditures as set out in Section 2.2 of the Hinton Option Agreement, it shall be entitled to extend the time required to incur the Work Program expenditures from year to year by giving notice to the Hinton Syndicate to such effect; provided that the full amount of the Work Program expenditures has been incurred by December 31, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

16.      COMMITMENTS AND CONTINGENCIES-CONT'D

a)        Mount Hinton Property Mining Claims- cont'd

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,587,806 (CDN$1,500,000)

50% interest upon completion of Work Program expenditures of $2,646,343 (CDN$2,500,000)

75% interest upon completion of Work Program expenditures of $4,906,610 (CDN$5,225,000)

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

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,906,610 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC had earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC's interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,964,257 (CDN$5,000,000).

The Hinton Option Agreement provides that the Hinton Syndicate receives a 2% “net smelter return royalty.” In the event that the Company exercises its option to buy-out the remaining 25% interest of the Hinton Syndicate (which is only possible if the Company has reached a 75% interest, as described above) then the “net smelter return royalty” would become 3% and the Hinton Syndicate would retain this royalty interest only. The “net smelter return royalty” is a percentage of the gross revenue received from the sale of the ore produced from the mine less certain permitted expenses.

The Hinton Option Agreement entitles the Hinton Syndicate to recommend for appointment one member to the board of directors of the Company.

The Hinton Option Agreement provides both parties (YGC and the Hinton Syndicate) with rights of first refusal in the event that either party desires to sell or transfer its interest.

The Hinton Syndicate members each have the option to receive their share of property payments in stock of the Company at a 10% discount to the market. YGC and the Company have a further option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of the Company. On July 7, 2007 the Company issued 136,364 common shares, with the approval of the TSX, in settlement of 40% of the property payment due on July 7, 2007. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. The $84,727 (CDN$90,000) balance was paid in cash to the members of the Hinton Syndicate on July 7, 2007. This entire issuance of shares and cash payment was expensed as project expense. Subsequent to April 30, 2008 on July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property. These shares represent $59,572 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.126 (CDN$0.126) each. The balance of the property payment in the amount of $89,357(CDN$90,000) was paid in cash.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

16.      COMMITMENTS AND CONTINGENCIES-CONT'D

a)        Mount Hinton Property Mining Claims- cont'd

The Hinton Option Agreement pertains to an “area of interest” which includes the area within ten kilometres of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Option Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the “area of interest.” The non-staking party may then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement. Subsequent to April 30, 2008 there were an additional 18 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project which was revised on May 15, 2007. The Company paid cash calls in the amount of $2,152,317 (CDN$2,105,200) for the 2007 Work Program. The Company had approximately $70,304 (CDN$75,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $180,164 (CDN$200,000), on June 15, 2007 the Company paid $202,684 (CDN$225,000), being two of the four cash call payments. Due to delays in the drilling program the third payment of $635,123 (CDN$600,000), which was due on July 31, 2007 was changed to August 31, 2007. On August 15, 2007 the Company paid $97,259 (CDN$91,880) towards the third cash call payment for the Mount Hinton 2007 Work Program. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project. The fourth payment of $428,919 (CDN$405,200) which was originally due on August 15, 2007 was changed to and paid on September 15, 2007.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

16.      COMMITMENTS AND CONTINGENCIES-CONT'D

b)      The Marg Property -cont'd

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

c)      On August 15, 2007 the Company entered into an investor relations marketing agreement with a consultant for a one year term, with the option to renew for an additional 12 months. In return for services rendered, the Company will pay the consultant $1,992 (CDN$2,000) per month. On August 31, 2007 the Company paid $3,787 (CDN$4,000) being the first and last payments of the contract. On September 15, 2007 the Company paid $1,941 (CDN$2,000) and on October 15, 2007 the Company paid $2,048 (CDN$2,000), being the second and third payments respectively. On November 15, 2007 the Company paid $2,030 (CDN$2,000) being the fourth payment of the contract. On December 14, 2007 the Company paid $1,967 (CDN$2,000) and on January 15, 2008 the Company paid $1,967 (CDN$2,000), being the fifth and sixth payments of the contract respectively. In addition, the consultant has been granted an option to purchase 125,000 shares of the Company at $0.45 (CDN$0.45) per share, with the option vesting in equal quarterly amounts of 31,250 shares on November 15, 2007, February 15, 2008, May 15, 2008 and August 15, 2008, and the first exercise date being August 15, 2008 and an expiry date of August 15, 2010. Subsequently on February 12, 2008 the Company terminated the contract and the Company received a refund on March 11, 2008 of $1,295(CDN$1,300) previously paid on August 31, 2007 to cover the last payment of the one year term. The 31,250 options granted under the contract to vest on each of May 15, 2008 and August 15, 2008 respectively were also cancelled.

d)      On December 5, 2007 the Company entered into an agreement with a consultant to create investor awareness for a period of six months, commencing on December 5, 2007 for a fee of $20,000 and 300,000 restricted common shares to be issued in equal tranches of 50,000 shares at the end of each month during the term of the agreement. On December 6, 2007 the Company received conditional approval from the TSX to issue the 300,000 restricted shares as per the terms of the agreement. The consulting fee of $20,000 was paid on December 11, 2007. The Company had accrued the expense of $22,000 for 100,000 shares to be issued to January 31, 08 . Due to non-performance of the agreement by the consultant, the Company has obtained legal opinion that it is not obligated to issue any of the restricted 300,000 common shares. The consulting expense accrual for $22,000 set up during the quarter ended January 31, 08 was reversed and credited back to income in the last quarter of 2008. The Company has also paid the requisite fee to the TSX for cancellation of all of these shares.

e)       Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007. The Mann Agreement has a one-year term commencing on December 15, 2007, and is automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Mr. Mann and the Company shall indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $148,928 (CDN$150,000). In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”). The Mann Warrants shall have a term of 5 years and an exercise price of the fair market value of the Company's common stock on their date of issuance. 250,000 of the Mann Warrants were fully vested upon issuance, with the remaining 250,000 vesting 6 months from the date of issuance, on June 15, 2008 subsequent to the year ended April 30, 2008.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

16.      COMMITMENTS AND CONTINGENCIES-CONT'D

f)      As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement has a six-month term commencing on December 18, 2007 and is automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement.

Pursuant to the Ryan Agreement, Mr. Ryan will receive an annual consulting fee of $119,142 (CDN$120,000). In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”). The Ryan Options were fully vested upon the date of issuance. On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months.

g)      On February 11, 2008 by letter engagement agreement the Company contracted the services of a Corporate Secretarial company to fill the role of Mrs. Lisa Rose during her maternity leave for a monthly fee of $1,340 (CDN$1,350) plus eligible expenses.

h)      On February 18, 2008 the Company and YGC, it’s wholly-owned subsidiary, signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008, with an estimated all-in cost of $1,985,703 (CDN$2,000,000). On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract.

i)      On March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of $79,428 (CDN$80,000). The Company paid $18,579 (CDN $18,713) at April 30, 2008. Subsequent to the year end, the Company has paid an additional $7,270 (CDN$7,322).

j)      On March 18, 2008 the Company entered into a consulting agreement with Gary Cohoon (the “Cohoon Agreement”) pursuant to which Mr. Cohoon was retained as Vice-President, Exploration, of the Company. The Cohoon Agreement has a one-year term commencing on March 18, 2008 and is automatically renewable thereafter, unless terminated pursuant to its terms. Pursuant to the Cohoon Agreement, Mr. Cohoon will receive an annual consulting fee of $139,000 (CDN$140,000). Additionally, Mr. Cohoon received 200,000 options to purchase shares of the Company's common stock (the “Cohoon Options”). The Cohoon Options fully vested upon issuance.

k)      On April 10, 2008 by letter agreement the Company procured the services of Galina Morozova through a contract position as a Geologist with YGC, the Company’s wholly-owned subsidiary commencing April 15, 2008 until August 31, 2008. Ms. Morozova will receive $6,454 (CDN$6,500) per month until the project begins at the Marg Property on approximately June 15, 2008, whereupon Ms. Morozova will receive $496 (CDN$500) per day plus expenses for the duration of the term of the letter agreement.

l)      On April 29, 2008 the Company entered into a letter agreement with R. Andrew Hureau for a contract position as Senior Geologist with YGC, the Company’s wholly-owned subsidiary. Mr. Hureau’s position commenced on May 1, 2008 at a rate of $745 (CDN$750) per day plus expenses. The letter agreement states that the term is on commencement and for the duration of drilling on the Marg Project, approximately mid June, 2008 to the end of August, 2008, on a regular schedule.

m)    The Company entered into a five year operating lease for its Corporate office which was executed on March 27, 2006. The lease commenced July 1, 2006. Minimum lease commitments under the lease are as follows:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

16.      COMMITMENTS AND CONTINGENCIES-CONT'D

Minimum lease
Years ending April 30,	commitment
2009	$ 47,538	(CDN $47,880)
2010	$ 49,384	(CDN $49,740)
2011	$ 49,754	(CDN $50,112)
2012	$ 8,293	(CDN $ 8,353)

17.      OBLIGATION UNDER CAPITAL LEASE

The following is a summary of future minimum lease payments under the capital lease, together with the balance of the obligation under the lease:

Years ending April 30,
2009	$3,551	(CDN$ 3,577)
2010	$3,551	(CDN$ 3,577)
2011	$3,551	(CDN$ 3,577)
2012	$889	(CDN$ 894)
Total minimum lease payments	$11,542	(CDN$11,625)
Less: Deferred Interest	$1,233	(CDN$ 1,242)
	$10,309	(CDN$10,383)
Current Portion	$3,100	(CDN$ 3,122)
Long-Term Portion	$7,209	(CDN$7,261)

18.      RELATED PARTY TRANSACTIONS

2006-2007

The Company and its subsidiary expensed a total of $208,855 in consulting fees to three Company Directors, and $94,504 to two of its officers.

The Company issued 141,599 common shares for the settlement of an accrued liability to an ex officer and director. The accrued severance amount of $113,130 (CDN$128,855) was converted to 141,599 common shares at $0.80 (CDN$0.91) .

The directors & officers exercised stock options during the year as follows: One former director exercised 50,000 stock options at $0.75 per common share. One officer exercised 24,000 stock options at $0.75 per common share.

2007-2008

The Company and its subsidiary expensed a total of $253,270 in consulting fees & wages to seven Company Directors, and $258,176 to five of its officers.

No director or officer exercised stock options during the year.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

19.	INCOME TAXES

a)	Deferred Income Taxes

The Company has deferred income tax assets as follows:

	2008	2007
	$	$
Net operating loss carried forward	10,565,005	6,006,373
Deferred Income tax on loss carried forward	3,644,943	2,162,294
Valuation allowance	(3,644,943)	(2,162,294)

Deferred income taxes	-	-

Reconciliation between the statutory federal income tax rate and the effective income tax rate of income tax expense for the period ended April 30, 2008 and 2007 is as follows:

	2008	2007
Statutory Federal income tax rate	34.5%	36.0%
Valuation allowance	(34.5%)	(36.0%)

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

b)	Current Income Taxes

As of April 30, 2008 the Company has non-capital losses of approximately $10,560,587 available to offset future taxable incomes which expire as follows:

2009	$189,093
2010	$254,194
2014	$206,177
2015	$336,038
2023	$1,200
2024	$96,273
2025	$543,414
2026	$1,137,406
2027	$3,585,249
2028	$4,216,011

On August 20, 2007 Mrs. Lisa Rose was appointed Corporate Secretary of YGC, the Company’s wholly-owned subsidiary.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

20.      CHANGES IN OFFICERS AND DIRECTORS-CONT'D

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

On December 15, 2007 the Company's board of directors appointed Mr. Ronald K. Mann as President and CEO and a director.

On December 18, 2007 the Company's board of directors appointed Mr. Cletus J. Ryan as Vice President Corporate Development.

On January 10, 2008 Mr. Ronald K. Mann was appointed President and CEO and a director of YGC, the Company’s wholly-owned subsidiary.

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

On March 18, 2008 the Company’s board of directors appointed Mr. Gary Cohoon as Vice President, Exploration.

On April 30, 2008 Mr. Howard Barth’s appointment to fill the vacancy left by Mr. Chester Idziszek on the Audit Committee expired.

21.      SUBSEQUENT EVENTS

Subsequent to the year ended April 30, 2008 the Company sold the balance of 450,000 shares of Industrial Minerals, Inc. at an average selling price of $.0655 for a total consideration of $29,460 in the open market.

On May 5, 2008 the Company entered into an investor relations agreement (the “Equicom Agreement”) with Equicom Group Inc. (“Equicom”) pursuant to which Equicom was retained to provide the Company with general marketing and business consulting services for an initial term of one year, then renewable thereafter. Equicom will receive an annual work fee of $59,571 (CDN$60,000), payable in monthly installments of $4,964 (CDN$5,000). The initial prorated retainer in the amount of $4,319 (CDN$4,350) and the June 1-30, 2008 installment of $4,964 (CDN$5,000) were made on May 30, 2008. On July 1, 2008 the installment covering July 1-31, 2008 of $4,964 (CDN$5,000) was paid.

On May 16, 2008 the Company entered into a consulting agreement (the “Clarke Agreement”) with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6 month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,893 (CDN$15,000). Clarke will also receive a monthly work fee of $3,475 (CDN$3,500) during the term of the agreement. Upon renewal, Clarke will receive an additional payment of $9,928 (CDN$10,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008, with an additional 50,000 shares issuable upon renewal.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

21.      SUBSEQUENT EVENTS - CONT'D

On May 20, 2008 YGC, the Company’s wholly-owned subsidiary entered into a service provision agreement with a company to provide cooking and first aid services on the Marg Property from June 15, 2008 to September 30, 2008. On June 4, 2008 the Company paid a $9,929 (CDN$10,000) advance to the service provider as per the terms of the agreement.

On June 11, 2008 the Company cancelled 200,000 stock options held by a former officer.

On June 16, 2008 an additional 18 claims were staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement.

On June 17, 2008 the balance of 250,000 warrants granted to Ronald Mann vested.

On July 3, 2008 the board of directors appointed Kathy Chapman Interim Corporate Secretary to temporarily fill the Corporate Secretary position while Mrs. Lisa Rose is on maternity leave.

On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property. These shares represent $59,572 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.126 (CDN$0.126) each. The balance of the property payment in the amount of $89,357(CDN$90,000) was paid in cash.

On July 23, 2008 the Company closed the first tranche of a non-brokered private placement of up to $992,851 (CDN$1,000,000). The Company has completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $615,578 (CDN$620,010). The Company paid a 5% finders fee on this private placement. The proceeds from the private placement of flow-through shares will be used by Yukon Gold for program expenditures on the Marg Property and the Mount Hinton Property. The private placement was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.