Form 10KSB/A
period 2008-04-30
YUKON GOLD CORP INC
filed 2008-08-04
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No.1)

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

Transitional Small Business Disclosure Yes ☐            No ☒

Explanatory Note

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the twelve-month period ended April 30, 2008 of Yukon Gold Corporation, Inc. ("Yukon Gold") which was filed with the Securities and Exchange Commission on July 29, 2008 (the "Original Filing") is being filed to correct an error in the date of the Report of the Independent Registered Public Accounting Firm included with Yukon Gold’s Consolidated Financial Statements for the Years Ended April 30, 2008 and April 30, 2007 (the "Auditors’ Report") and the Consent of Independent Registered Public Accounting Firm (the "Consent") filed as Exhibit 23.1 to the Original Filing. The correct date of the Auditor’s Report is July 16, 2008 and the correct date of the Consent is July 28, 2008. No other change is made to the Original Filing.

This Form 10-KSB/A does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing.

Item 13. Exhibits

Number	Description

23.1	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

F-1	Report of Schwartz Levitsky Feldman, llp dated July 16, 2008

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 2008.

YUKON GOLD CORPORATION, INC

By: /s/ Ronald K. Mann
Ronald K. Mann
Chief Executive Officer

By: /s/ Rakesh Malhotra
Rakesh Malhotra
Chief Financial Officer

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO     MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yukon Gold Corporation, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Yukon Gold Corporation, Inc. as at April 30, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended April 30, 2008 and 2007 and for the period from incorporation to April 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

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

"Schwartz Levitsky Feldman llp"
Toronto, Ontario, Canada	Chartered Accountants
July 16, 2008	Licensed Public Accountants

F-1