Form 10-Q
period 2008-07-31
YUKON GOLD CORP INC
filed 2008-09-15
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

Commission file number  000-51068

YUKON GOLD CORPORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2243048
(State of incorporation)	(I.R.S. Employer Identification No.)

55 York Street, Suite 401, Toronto, Ontario M5J 1R7
(Address of principal executive offices including zip code)

(416) 865-9790
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐             No ☒

The number of shares of registrant’s common stock outstanding as of July 31, 2008 was 33,650,629.

PART I – FINANCIAL INFORMATION

YUKON GOLD CORPORATION, INC.

(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2008

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Page No.

Interim Consolidated Balance Sheets as at July 31, 2008 (unaudited) and April 30, 2008 (audited)	F-2 to F-3

Interim Consolidated Statements of Operations for the three months ended July 31, 2008 and July 31, 2007 and the period from Inception to July 31, 2008.	F-4

Interim Consolidated Statements of Cash Flows for the three months ended July 31, 2008 and July 31, 2007 and the period from Inception to July 31, 2008.	F-5

Interim Consolidated Statements of Changes in Stockholders’ Equity from Inception to July 31, 2008	F-6 to F-9

Condensed Notes to Interim Consolidated Financial Statements	F-10 to F-25

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Mining Company)

Interim Consolidated Balance Sheets

As at July 31, 2008 and April 30, 2008

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

	July 31, 2008	April 30, 2008
	(unaudited)	(unaudited)
ASSETS	$	$
CURRENT ASSETS

Cash and cash equivalents	754,383	1,255,620
Prepaid expenses and other (Note 5)	287,678	282,347
Short-term investment in available-for-sale securities (Note 8)	-	31,500
Short term Deposit	42,969	-
	1,085,030	1,569,467

RESTRICTED CASH (Note 4)	605,564	817,092
PROPERTY, PLANT AND EQUIPMENT	166,389	140,041
	1,856,983	2,526,600

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Ronald K. Mann

Ronald K. Mann, Director

/s/ J. L. Guerra, Jr.

J. L. Guerra, Jr., Director

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Mining Company)

Interim Consolidated Balance Sheets

As at July 31, 2008 and April 30, 2008

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

	July 31, 2008	April 30, 2008
	(unaudited)	(audited)
LIABILITIES	$	$

CURRENT LIABILITIES

Accounts payable and accrued liabilities	458,364	221,222
Obligation under Capital Leases	3,050	3,100
Total Current Liabilities	461,414	224,322

Long -Term Portion of:
Obligations under Capital Lease	5,498	7,209

TOTAL LIABILITIES	466,912	231,531
GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY

CAPITAL STOCK (Note 6)	3,365	2,899

ADDITIONAL PAID-IN CAPITAL	14,662,307	13,984,853

ACCUMULATED OTHER COMPREHENSIVE INCOME	162,756	196,474

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(13,438,357)	(11,889,157)
	1,390,071	2,295,069
	1,856,983	2,526,600

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Mining Company)

Interim Consolidated Statements of Operations

For the three months ended July 31, 2008 and July 31, 2007 and the period from Inception to July 31, 2008

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

	Cumulative since inception	For the three month period ended July 31, 2008	For the three month period ended July 31, 2007
	$	$	$
OPERATING EXPENSES

General and administration	6,174,652	366,810	74,886
Project expenses	8,322,395	1,171,909	974,725
Exploration Tax Credit	(605,716)	-	-
Amortization	50,292	10,481	2,933
Loss on sale/disposal of property, plant and equipment	5,904	-	-

TOTAL OPERATING EXPENSES	13,947,527	1,549,200	1,052,544

LOSS BEFORE INCOME TAXES	(13,947,527)	(1,549,200)	(1,052,544)

Income taxes recovery	509,170	-	-

NET LOSS	(13,438,357)	(1,549,200)	(1,052,544)

Loss per share - basic and diluted		(0.05)	(0.05)

Weighted average common shares outstanding		29,534,035	22,920,192

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Mining Company)

Interim Consolidated Statements of Cash Flows

For the three month period ended July 31, 2008 and July 31, 2007 and the period from Inception to July 31, 2008

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

	Cumulative Since Inception	For the three month period ended July 31, 2008	For the three month period ended July 31, 2007
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(13,438,357)	(1,549,200)	(1,052,544)
Items not requiring an outlay of cash:
Amortization	50,292	10,481	2,933
Loss on sale/disposal of property, plant and equipment	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	584,226	58,887	57,252
Common shares issued for settlement of severance liability to ex-officer	113,130	-	-
Stock-based compensation	1,276,458	15,611	117,170
Compensation expense on issue of warrants	140,892	17,813	-
Issue of shares for professional services	860,023	7,500	-
Issue of units against settlement of debts	20,077	-	-
Decrease (Increase) in prepaid expenses and other	(286,521)	(5,331)	(1,763,489)
Increase (Decrease) in accounts payable and accrued liabilities	457,874	237,142	(113,225)
(Increase) Decrease in restricted cash	(605,564)	211,528	2,266,602
Decrease in restricted deposit	-	-	17,889

NET CASH USED IN OPERATING ACTIVITIES	(10,633,441)	(995,569)	(467,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	(38,978)	(2,760)
Investment (sale) in available for sale securities	-	31,500	(250,000)
Short-term Deposit	(42,969)	(42,969)	-

NET CASH USED IN INVESTING ACTIVITIES	(265,278)	(50,447)	(252,760)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds from Demand promissory notes	200,000	-	-
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from issuance of units/shares – net	10,038,190	578,109	-
Proceeds (Repayments) from capital lease obligation	8,548	(1,761)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,485,407	576,348	-

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	167,695	(31,569)	39,959

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE QUARTER	754,383	(501,237)	(680,213)
Cash and cash equivalents, beginning of quarter	-	1,255,620	936,436

CASH AND CASH EQUIVALENTS, END OF QUARTER	754,383	754,383	256,223
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.

(An Exploration Stage Mining Company)

Interim Consolidated Statements of Changes in Stockholders’ Equity

From Inception to July 31, 2008

(Amounts expressed in US Dollars)

					Deficit,
					Accumulated		Accumulated
	Number of	Common	Additional		during the		Other
	Common	Shares	Paid-in	Subscription	Exploration	Comprehensive	Comprehensive
	Shares	Amount	Capital	for Warrants	Stage	Income (loss)	Income (loss)
	#	$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142	-	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares for Property Payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-	-	(12,796)	(12,796)
Net loss for the year	-	-	-	-	(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299	-	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	-	-	-	-
Issuance of common shares on Conversion of Convertible	76,204	8	57,144	-	-	-	-

Promissory note
Foreign currency translation	-	-	-	-	-	9,717	9,717
Net loss for the year	-	-	-	-	(808,146)	(808,146)	-

Balance as of April 30, 2005	9,025,045	903	854,430	-	(1,375,835)	(798,429)	(2,475)

Stock based compensation - Directors and officers			216,416
Stock based compensation - Consultants			8,830
Issue of common shares and Warrants on retirement of Demand Promissory note	369,215	37	203,031
Units issued to an outside company for professional services settlement	24,336	2	13,384
Units issued to an officer for professional services settlement	12,168	1	6,690
Issuance of common shares for professional services	150,000	15	130,485
Units issued to shareholder	490,909	49	269,951
Units issued to a director	149,867	15	82,412
Units issued to outside subscribers	200,000	20	109,980
Issuance of common shares on Conversion of Convertible Promissory notes	59,547	6	44,654
Issuance of common shares on Exercise of warrants	14,000	2	11,998
Issuance of common shares on Conversion of Convertible
Promissory notes	76,525	8	57,386
Private placement of shares	150,000	15	151,485
Issuance of Common shares for property payment	133,333	13	99,987
Issuance of common shares on Conversion of Convertible Promissory notes	34,306	4	25,905
Issuance of common shares on Exercise of warrants	10,000	1	8,771
Issuance of common shares on Conversion of Convertible	101,150	10	76,523

Promissory notes
Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	5,331,327	533	2,910,375
Brokered Private placement of flow through Shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	-	-	-			(2,687)	(2,687)
Net loss for the year	-	-	-		(1,855,957)	(1,855,957)	-

Balance as of April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issue of common shares for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares for professional services	342,780	34	438,725
Brokered private placement of units-net	400,000	40	363,960
Brokered private placement of units- net	550,000	55	498,923
Stock based compensation-Directors and Officers			451,273
Exercise of stock options	50,000	5	37,495

Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)

Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)
Balance as of April 30, 2008	28,990,440	2,899	13,984,853		(11,889,157)	(4,693,693)	196,474
Shares for property payment	476,189	48	58,839
Stock based compensation			15,611
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of common shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(24,718)	(24,718)
Net loss for the period					(1,549,200)	(1,549,200)	-
Balance as of July 31, 2008	33,650,629	3,365	14,662,307		(13,438,357)	(1,582,918)	162,756

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

1.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended April 30, 2009. Interim financial statements should be read in conjunction with the Company’s annual audited financial statements.

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

Management has initiated plans to raise equity funding through the issuance of common shares including flow-through shares. The Company was successful in raising funds (net) of approximately $4 million during the year ended April 30, 2006, which assisted the Company in meeting its commitments and requirements for project expenses and general and administrative expenses. The Company also raised (net) approximately $1.3 million during the six months ended October 31, 2006. The Company raised (net) approximately $1.9 million through subscription of flow-through special warrants and raised (net) approximately $230,000 through subscription of unit special warrants during the three months ended January 31, 2007. The Company further raised an additional (net) approximately $227,000 through subscription of flow-through units and raised (net) approximately $557,000 through subscription of units during the three months ended October 31, 2007. The Company further raised approximately (net) $450,000 through subscription of flow-through units and raised (net) approximately $1,037,000 through subscription of units during the three months ended January 31, 2008. The Company further raised approximately (net) $578,109 through issue of flow-through shares during the three months ended July 31, 2008. The Company's common shares are listed on the Toronto Stock Exchange (the “TSX”) and included for quotation on the Over-The-Counter Bulletin Board maintained by the NASDAQ in the United States. The trading of the Company's stock in both the United States and Canada has expanded its investor base, as the Company continues to explore sources of funding from both the United States and Canada.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

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

4.

RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds.  The flow-through funds, which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be short term deposits or cash or cash equivalents. As of July 31, 2008 unexpended flow-through funds were $605,564 (CDN$620,100) which were restricted cash.

5.

PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $60,861 (CDN$62,322) being Goods & Services tax receivable from the Federal Government of Canada. Included in prepaid expenses and other is also a deposit of $75,970(CDN$77,793) with a contractor for diamond drilling at drill sites to be selected by the Company.

6.

CAPITAL STOCK

a)

Authorized

150,000,000 of Common shares, $0.0001 par value

b)

Issued

33,650,629 Common shares

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6.

CAPITAL STOCK-Cont’d

c)

Changes to Issued Share Capital

Year ended April 30, 2008

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton Property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. The balance 60% payment was paid in cash.

On August 16, 2007 the Company completed a private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $802,101 (CDN$862,500) and the sale of 543,615 flow-through units (the “Flow-Through Units” which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $35,381 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor.  Each Unit consisted of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”).  Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share.  Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”).  Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share.  The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 “Unit Compensation Warrants” and 43,489 “FT Unit Compensation Warrants”.  Each Unit Compensation Warrant is exercisable into one Unit at the Unit Issue Price until August 16, 2009.  Each FT Unit Compensation Warrant is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009.    Yukon Gold also granted Northern an option (the “Over-Allotment Option”) exercisable until October 15, 2007 to offer for sale up to an additional $468,691 (CDN$500,000) of Units and/or Flow-Through Units on the same terms and conditions. The Company paid a $70,304 (CDN$75,000) due diligence fee to Northern at closing. The Company reimbursed Northern expenses of $18,600 (CDN$20,000) and legal fees of $18,600 (CDN$20,000).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6.

CAPITAL STOCK-Cont’d

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

Three months ended July 31, 2008

On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property. These shares represent $58,887 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.123 (CDN$0.126) each. The balance of the property payment in the amount of $88,330 (CDN$90,000) was paid in cash.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6.

CAPITAL STOCK-Cont’d

On May 16, 2008 the Company entered into a consulting agreement with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6 month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,648 (CDN$15,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008.

On July 23, 2008 the Company closed the first tranche of a non-brokered private placement of up to $976,563 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $613,778 (CDN$620,100). The Company paid a 5% finders fee on this private placement. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S. The flow through shares were issued at market without any additional price charged for sale of  taxable benefits.

7.

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

On March 18, 2008 at the Annual and Special Meeting of Shareholders the shareholders of the Company approved an amendment to the 2006 Stock Option Plan increasing the number of Shares reserved for issuance thereunder from 2,000,000 to 2,899,044.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

7.

STOCK BASED COMPENSATION-Cont’d

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

During the three month period ended July 31, 2008, the following stock options were granted under the 2006 stock option plan:

On July 28, 2008 the board of directors granted options to a consultant to acquire 250,000 shares, to vest 50,000 immediately and the balance of 50,000 each at three month intervals. These options can be exercised over a period of five (5) years. The exercise price was set at $0.15 (CDN$0.15) per share. These options were granted under the Company’s 2006 stock option plan.

For this three month period ended July 31, 2008, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	19-	20-	28-	15-	28-	18-	14-	21-	25-	8-	28-
	Jan	Mar	Mar	Aug	Sept	Dec	Jan	Feb	Mar	Apr	July
	2007	2007	2007	2007	2007	2007	2008	2008	2008	2008	2008	TOTAL

Risk free rate	4.5%	4.5%	4.5%	5%	4.5%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%
Volatility factor	45.19%	57.48%	98.67%	91.68%	92.20%	101.61%	95.77%	94.49%	94.92%	94.49%	97.44%
Stock-based
compensation cost
expensed during
the three month
period ended July
31, 2008	-	-	-	-	$9,975	-	-	-	-	-	5,636	$15,611
Unexpended Stock
based
compensation cost
deferred over the
vesting period	-	-	-	-	$16,480	-	-	-	-		22,542	$39,022

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

7.

STOCK BASED COMPENSATION-Cont’d

As of July 31, 2008 there was $39,022 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three month period ended July 31, 2008 was $15,611.

On June 11, 2008 the Company cancelled 200,000 stock options held by a former officer.

8.

SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES

During the three month period ended July 31, 2008, the Company sold the balance of 450,000 shares of Industrial Minerals, Inc. at an average selling price of $.0655 for a total consideration of $29,460 in the open market.

9.

COMMITMENTS AND CONTINGENCIES

a)  Mount Hinton Property Mining Claims

The Mount Hinton Property is adjacent to the Keno Hill Mining Camp in central Yukon Territory. It consists of 186 staked claims under the Yukon Quartz Mining Act, covering approximately 9300 acres.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.

COMMITMENTS AND CONTINGENCIES-Cont’d

The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$146,484 (CDN$ 150,000) Paid
TOTAL	$745,216 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,220,703 (CDN$ 1,250,000)**Deferred
Jan. 1/09 to Dec. 31/09	$1,464,844 (CDN$ 1,500,000)
TOTAL	$4,861,816 (CDN$5,225,000)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.

COMMITMENTS AND CONTINGENCIES-Cont’d

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

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,464,844 (CDN$1,500,000)

50% interest upon completion of Work Program expenditures of $2,441,406 (CDN$2,500,000)

75% interest upon completion of Work Program expenditures of $4,861,816 (CDN$5,225,000)

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

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,861,816 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC had earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC's interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,882,813 (CDN$5,000,000).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.

COMMITMENTS AND CONTINGENCIES-Cont’d

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

The Hinton Syndicate members each have the option to receive their share of property payments in stock of the Company at a 10% discount to the market. YGC and the Company have a further option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of the Company. On July 7, 2007 the Company issued 136,364 common shares, with the approval of the TSX, in settlement of 40% of the property payment due on July 7, 2007. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each.  The $84,727 (CDN$90,000) balance was paid in cash to the members of the Hinton Syndicate on July 7, 2007. This entire issuance of shares and cash payment was expensed as project expense.  On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property.  These shares represent $58,887 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.126 (CDN$0.126) each.  The balance of the property payment in the amount of $88,331 (CDN$90,000) was paid in cash.

The Hinton Option Agreement pertains to an “area of interest” which includes the area within ten kilometres of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Option Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the “area of interest.” The non-staking party may then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement. On June 16, 2008 an additional 18 claims were staked (#25-#42), known as the “Gram Claims”, at a cost of $8,679 (CDN$8,887), which became subject to the Hinton Option Agreement. On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project which was revised on May 15, 2007.  The Company paid cash calls in the amount of $2,152,317 (CDN$2,105,200) for the 2007 Work Program. The Company had approximately $70,304 (CDN$75,000) on deposit left over from the 2006 cash call schedule.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.

COMMITMENTS AND CONTINGENCIES-Cont’d

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

The Company has agreed to make subsequent payments under the Agreement of: $195,313 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $976,563 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.

COMMITMENTS AND CONTINGENCIES-Cont’d

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.

COMMITMENTS AND CONTINGENCIES-Cont’d

e)  Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007.  The Mann Agreement has a one-year term commencing on December 15, 2007, and is automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement.  Pursuant to the Mann Agreement, the parties agreed that Mr. Mann and the Company shall indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement.  Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $146,484 (CDN$150,000).  In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”).  The Mann Warrants shall have a term of 5 years and an exercise price of $0.23 (CDN$0.24).  250,000 of the Mann Warrants were fully vested upon issuance, and the remaining 250,000 vested 6 months from the date of issuance, on June 15, 2008.

f)  As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement has a six-month term commencing on December 18, 2007 and is automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement.  Pursuant to the Ryan Agreement, Mr. Ryan will receive an annual consulting fee of $117,188 (CDN$120,000).  In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”).  The Ryan Options were fully vested upon the date of issuance and have an exercise price of $0.23 (CDN $0.24). On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months.

g)  On February 11, 2008 by letter engagement agreement the Company contracted the services of a Corporate Secretarial company to fill the role of Mrs. Lisa Rose during her maternity leave for a monthly fee of $1,318 (CDN$1,350) plus eligible expenses.

h) On February 18, 2008 the Company and YGC, it’s wholly-owned subsidiary, signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008.  On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract.  During the quarter the Company paid $242,173 (CDN$247,985) to the contractor.  Subsequent to July 31, 2008, the Company has paid $239,365 (CDN$245,110) to the contractor and on August 30, 2008 the drilling program was demobilized.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.

COMMITMENTS AND CONTINGENCIES-Cont’d

i) On March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of $78,125 (CDN$80,000).  The Company paid $18,579 (CDN $18,713) at April 30, 2008.  During the quarter the Company paid an additional $41,042 (CDN$42,027).  Subsequent to July 31, 2008 the Company has also paid $19,506 ($19,974) to the consultant.

j) On March 18, 2008 the Company entered into a consulting agreement with Gary Cohoon (the “Cohoon Agreement”) pursuant to which Mr. Cohoon was retained as Vice-President, Exploration, of the Company.  The Cohoon Agreement has a one-year term commencing on March 18, 2008 and is automatically renewable thereafter, unless terminated pursuant to its terms. Pursuant to the Cohoon Agreement, Mr. Cohoon will receive an annual consulting fee of $136,719 (CDN$140,000).  Additionally, Mr. Cohoon received 200,000 options to purchase shares of the Company's common stock (the “Cohoon Options”).  The Cohoon Options fully vested upon issuance and have an exercise price of $0.22 (CDN$0.22).

k) On April 10, 2008 by letter agreement the Company procured the services of Galina Morozova through a contract position as a Geologist with YGC, the Company’s wholly-owned subsidiary commencing April 15, 2008 until August 31, 2008.  Ms. Morozova received $6,454 (CDN$6,500) per month until the project began at the Marg Property on approximately June 15, 2008, whereupon Ms. Morozova received $488 (CDN$500) per day plus expenses for the duration of the term of the letter agreement.  Subsequent to July 31, 2008 the contract position has ended.

l) On April 29, 2008 the Company entered into a letter agreement with R. Andrew Hureau for a contract position as Senior Geologist with YGC, the Company’s wholly-owned subsidiary.  Mr. Hureau’s position commenced on May 1, 2008 at a rate of $732 (CDN$750) per day plus expenses.  The letter agreement states that the term is on commencement and for the duration of drilling on the Marg Project, approximately mid June, 2008 to the end of August, 2008, on a regular schedule.  Subsequent to July 31, 2008 the contract position has ended.

m) On May 5, 2008 the Company entered into an investor relations agreement (the “Equicom Agreement”) with Equicom Group Inc. (“Equicom”) pursuant to which Equicom was retained to provide the Company with general marketing and business consulting services for an initial term of one year, then renewable thereafter. Equicom will receive an annual work fee of $58,594 (CDN$60,000), payable in monthly installments of $4,883 (CDN$5,000). The initial prorated retainer in the amount of $4,248 (CDN$4,350) and the June 1-30, 2008 installment of $4,883 (CDN$5,000) were made on May 30, 2008.  On July 1, 2008 the installment covering July 1-31, 2008 of $4,883 (CDN$5,000) was paid. By letter on July 23, 2008 the Company terminated the Equicom Agreement with such termination taking effect September 30, 2008. Subsequent to the end of the quarter, on August 1, 2008 and September 1, 2008 respectively the Company paid the balance payments on the contract.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.

COMMITMENTS AND CONTINGENCIES-Cont’d

n) On May 16, 2008 the Company entered into a consulting agreement (the “Clarke Agreement”) with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6 month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,648 (CDN$15,000). Clarke will also receive a monthly work fee of $3,418 (CDN$3,500) during the term of the agreement.  Upon renewal, Clarke will receive an additional payment of $9,766 (CDN$10,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008, with an additional 50,000 shares issuable upon renewal. The Company paid the June and July installments on their respective due dates.  Subsequent to the quarter, the Company paid the August installment on its due date.

o) On May 20, 2008 YGC, the Company’s wholly-owned subsidiary entered into a service provision agreement with a company to provide cooking and first aid services on the Marg Property from June 15, 2008 to September 30, 2008.   On June 4, 2008 the Company paid a $9,766 (CDN$10,000) advance to the service provider as per the terms of the agreement. During the quarter ended July 31, 2008 the Company also paid $15,178 (CDN$15,543) to the service provider.  Subsequent to the quarter the Company has paid an additional $28,505 (CDN$29,189) to the contractor.

p) On July 28, 2008 the Company entered into a consulting agreement with First Canadian Capital (“First Canadian”) pursuant to which First Canadian will provide general marketing and business consulting services for an initial term of one year, renewable thereafter.  The Company will pay First Canadian $5,859 (CDN$6,000) per month.  The Company paid the first three months of such fees in advance.  In addition on July 28, 2008 the Company issued 250,000 stock options to buy the Company’s shares at a purchase price of $0.15 (CDN$0.15) per share.  The stock options shall vest over the initial term of the agreement.

10.

RELATED PARTY TRANSACTIONS

Quarter ended July 31, 2008

The Company and its subsidiary expensed a total of $47,637 in consulting fees & wages to five Company Directors, and $95,014 to five of its officers.

No director or officer exercised stock options during the quarter ended July 31, 2008.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
July 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

11.

CHANGES IN OFFICERS AND DIRECTORS

On July 3, 2008 the board of directors appointed Kathy Chapman Interim Corporate Secretary to temporarily fill the Corporate Secretary position while Mrs. Lisa Rose is on leave.

12.

SUBSEQUENT EVENTS

On August 1, 2008 the board of directors appointed Kathy Chapman as Chief Administrative Officer.

On August 22, 2008 245,455 warrants held by J.L. Guerra, Jr., Chairman of the Board, expired.

On August 30, 2008 the Company ended its drill program on the Marg Property.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE MONTH PERIOD
ENDED JULY 31, 2008

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue, operates at a loss and expects operating losses to continue as long as it remains in an exploration stage and perhaps thereafter. As at July 31, 2008, we had accumulated losses of $13,438,357. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company's major endeavor over the quarter ended July 31, 2008 has been its effort to raise additional capital to meet its ongoing obligations under both the Hinton Option Agreement and the Marg Acquisition Agreement and to pursue its exploration activities.

Having obtained material financing, we implemented an exploration program at the Marg Property.

SELECTED INFORMATION

	Three months ended	Three months ended
	July 31, 2008	July 31, 2007

Revenues	Nil	Nil
Net Loss	$1,549,200	$1,052,544
Loss per share-basic and diluted	$ (0.05)	$ (0.05)

	As at	As at
	July 31, 2008	April 30, 2008

Total Assets	$1,856,983	$2,526,600
Total Liabilities	$466,912	$231,531
Cash dividends declared per share	Nil	Nil

Revenues

No revenue was generated by the Company's operations during the quarter ended July 31, 2008 and the quarter ended July 31, 2007.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three months ended July 31, 2008 is general and administrative expense of $366,810 as compared to $74,886 for the three months ended July 31, 2007. General and administrative expense represents approximately 23.7% of the total operating expense for the three months ended July 31, 2008 and approximately 7.0% of the total operating expense for the three months ended July 31, 2007. During the prior quarter ended July 31, 2007, the Company had credited $136,668 to General and Administration expense relating to the cancellation and waiver of an agreement with a consultant for which the Company had accrued for this amount as payable.

(b) Project Expense

Included in operating expenses for the three months ended July 31, 2008 is project expenses of $1,171,909 as compared with $974,725 for the three months ended July 31, 2007. Project expense is a significant expense and it represents approximately 75.6% of the total operating expense for the three months ended July, 2008 and approximately 93.0% of the total operating expense for the three months ended July 31, 2007.  Project expensed increased by $197,184 in the quarter ended July 31, 2008, as compared to the quarter ended July 31, 2007.

Exploration Expenditures at the Company's Properties

Mount Hinton

The Mount Hinton Property is adjacent to the Keno Hill Mining Camp in central Yukon Territory. It consists of 186 staked claims under the Yukon Quartz Mining Act, covering approximately 9300 acres.

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

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,464,844 (CDN$1,500,000);

50% interest upon completion of Work Program expenditures of $2,441,406 (CDN$2,500,000); and

75% interest upon completion of Work Program expenditures of $ $4,861,816 (CDN$5,225,000).

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

All Property Payments and Work Program expenditures have been made and incurred.

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,861,816 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC had earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC's interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,882,813 (CDN$5,000,000).

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

The Hinton Syndicate members each have the option to receive their share of property payments in stock of Yukon Gold at a 10% discount to the market.  YGC and Yukon Gold also have the option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of Yukon Gold.  As of July 7, 2006, Yukon Gold issued to the Hinton Syndicate 43,166 shares of its common stock, based upon a valuation adopted by the board of Yukon Gold of $1.24 (CDN$1.39) per share, as partial payment of the July 7, 2006 Property Payment.  On July 7, 2006 the Company issued 43,166 common shares and paid $80,501 (CDN$90,000) in cash in settlement of the property payment due on July 7, 2006 on the Mount Hinton Property.  The shares represented 40% of the total $134,168 (CDN$150,000) payment and were valued at $1.24 (CDN$1.39) each.   On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property.  These shares represent $58,887 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.126 (CDN$0.126) each.  The balance of the property payment in the amount of $88,331 (CDN$90,000) was paid in cash.

The Hinton Option Agreement pertains to an “area of interest” which includes the area within ten kilometers of the outermost boundaries of the 273 mineral claims, which constitute our mineral properties. Either party to the Hinton Option Agreement may stake claims outside the 273 mineral claims, but each must notify the other party if such new claims are within the “area of interest.” The non-staking party may then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement.  On June 16, 2008 an additional 18 claims were staked (#25-#42), known as the “Gram Claims”, at a cost of $8,679 (CDN$8,887), which became subject to the Hinton Option Agreement.

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

The Company has agreed to make subsequent payments under the Agreement of: $195,313 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $976,563 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

	July 31, 2008	July 31, 2007

Cash and cash equivalent	$754,383	$ 256,223
Working capital	$623,616	$3,165,501
Cash used in operating activities	$(995,569)	$(467,412)
Cash used in investing activities	$(50,447)	$ (252,760)
Cash provided in financing activities	$576,348	$NIL

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of July 31, 2008.

Contractual Obligations and Commercial Commitments

In addition to the contractual obligations and commitments of the Company to acquire its mineral properties as described in Note 9 to our Financial Statements included with this report, the Company has additional commitments for its office lease and to pay minimum lease payments under its capital lease. Refer to our annual financial statements for April 30, 2008 for future obligation payments.

Flow-Through and Unit Share Subscriptions

2007-2008

On August 16, 2007 the Company completed a private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $802,101 (CDN$862,500) and the sale of 543,615 flow-through units (the “Flow-Through Units” which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits. A liability of $35,381 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. Each Unit consisted of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 “Unit Compensation Options” and 43,489 “FT Unit Compensation Options”. Each Unit Compensation Option is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Option is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009. The Company reimbursed Northern expenses of $18,600 (CDN $20,000).

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

2008-2009

On July 23, 2008 the Company closed the first tranche of a non-brokered private placement of up to $976,563 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $613,778 (CDN$620,100). The Company paid a 5% finders fee on this private placement. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S. The flow through shares were issued at market without any additional price charged for sale of  taxable benefits. The proceeds of the Financing are being used for the exploration and development of Yukon Gold's properties.

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

Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007.  The Mann Agreement has a one-year term commencing on December 15, 2007, and is automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Mr. Mann and the Company shall indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $146,484 (CDN$150,000).  In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”).  The Mann Warrants shall have a term of 5 years and an exercise price of $0.23 (CDN$0.24).  250,000 of the Mann Warrants were fully vested upon issuance, and the remaining 250,000 vested 6 months from the date of issuance, on June 15, 2008.

As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement has a six-month term commencing on December 18, 2007 and is automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement.  Pursuant to the Ryan Agreement, Mr. Ryan will receive an annual consulting fee of $117,188 (CDN$120,000).  In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”) at an exercise price of $0.23 (CDN$0.24).  The Ryan Options were fully vested upon the date of issuance. On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months.

On February 11, 2008 by letter engagement agreement the Company contracted the services of a Corporate Secretarial company to fill the role of Mrs. Lisa Rose during her maternity leave for a monthly fee of $1,318 (CDN$1,350) plus eligible expenses.

On February 18, 2008 the Company and YGC, it’s wholly-owned subsidiary, signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008.  On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract.  During the quarter the Company paid $242,173 (CDN$247,985) to the contractor.  Subsequent to July 31, 2008, the Company has paid $239,365 (CDN$245,110) to the contractor and on August 30, 2008 the drilling program was demobilized.

On March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of $78,125 (CDN$80,000).  The Company paid $18,579 (CDN $18,713) at April 30, 2008.  During the quarter the Company paid an additional $41,042 (CDN$42,027).  Subsequent to July 31, 2008 the Company has also paid $19,506 ($19,974) to the consultant.

On March 18, 2008 the Company entered into a consulting agreement with Gary Cohoon (the “Cohoon Agreement”) pursuant to which Mr. Cohoon was retained as Vice-President, Exploration, of the Company.  The Cohoon Agreement has a one-year term commencing on March 18, 2008 and is automatically renewable thereafter, unless terminated pursuant to its terms. Pursuant to the Cohoon Agreement, Mr. Cohoon will receive an annual consulting fee of $136,719 (CDN$140,000).  Additionally, Mr. Cohoon received 200,000 options to purchase shares of the Company's common stock (the “Cohoon Options”).  The Cohoon Options fully vested upon issuance and have an exercise price of $0.22 (CDN$0.22).

On April 10, 2008 by letter agreement the Company procured the services of Galina Morozova through a contract position as a Geologist with YGC, the Company’s wholly-owned subsidiary commencing April 15, 2008 until August 31, 2008. Ms. Morozova received $6,454 (CDN$6,500) per month until the project began at the Marg Property on approximately June 15, 2008, whereupon Ms. Morozova received $488 (CDN$500) per day plus expenses for the duration of the term of the letter agreement.  Subsequent to July 31, 2008 the contract position has ended.

On April 29, 2008 the Company entered into a letter agreement with R. Andrew Hureau for a contract position as Senior Geologist with YGC, the Company’s wholly-owned subsidiary. Mr. Hureau’s position commenced on May 1, 2008 at a rate of $732 (CDN$750) per day plus expenses. The letter agreement states that the term is on commencement and for the duration of drilling on the Marg Project, approximately mid June, 2008 to the end of August, 2008, on a regular schedule.  Subsequent to July 31, 2008 the contract position has ended.

On May 5, 2008 the Company entered into an investor relations agreement (the “Equicom Agreement”) with Equicom Group Inc. (“Equicom”) pursuant to which Equicom was retained to provide the Company with general marketing and business consulting services for an initial term of one year, then renewable thereafter. Equicom will receive an annual work fee of $58,594 (CDN$60,000), payable in monthly installments of $4,883 (CDN$5,000). The initial prorated retainer in the amount of $4,248 (CDN$4,350) and the June 1-30, 2008 installment of $4,883 (CDN$5,000) were made on May 30, 2008.  On July 1, 2008 the installment covering July 1-31, 2008 of $4,883 (CDN$5,000) was paid. By letter on July 23, 2008 the Company terminated the Equicom Agreement with such termination taking effect September 30, 2008. Subsequent to the end of the quarter, on August 1, 2008 and September 1, 2008 respectively the Company paid the balance payments on the contract.

On May 16, 2008 the Company entered into a consulting agreement (the “Clarke Agreement”) with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6 month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,648 (CDN$15,000). Clarke will also receive a monthly work fee of $3,418 (CDN$3,500) during the term of the agreement.  Upon renewal, Clarke will receive an additional payment of $9,766 (CDN$10,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008, with an additional 50,000 shares issuable upon renewal. The Company paid the June and July installments on their respective due dates.  Subsequent to the quarter, the Company paid the August installment on its due date.

On May 20, 2008 YGC, the Company’s wholly-owned subsidiary entered into a service provision agreement with a company to provide cooking and first aid services on the Marg Property from June 15, 2008 to September 30, 2008.   On June 4, 2008 the Company paid a $9,766 (CDN$10,000) advance to the service provider as per the terms of the agreement. During the quarter ended July 31, 2008 the Company also paid $15,178 (CDN$15,543) to the service provider.  Subsequent to the quarter the Company has paid an additional $28,505 (CDN$29,189) to the contractor.

On July 28, 2008 the Company entered into a consulting agreement with First Canadian Capital (“First Canadian”) pursuant to which First Canadian will provide general marketing and business consulting services for an initial term of one year, renewable thereafter.  The Company will pay First Canadian $5,859 (CDN$6,000) per month.  The Company paid the first three months of such fees in advance.  In addition on July 28, 2008 the Company issued 250,000 stock options to buy the Company’s shares at a purchase price of $0.15 (CDN$0.15) per share.  The stock options shall vest over the initial term of the agreement.

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

(a)

Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at July 31, 2008. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Internal financial controls and procedures have been designed under the supervision of the Company's board of directors. The internal financial controls provide reasonable assurance regarding the reliability of the Company's financial reporting and preparation of financial statements in accordance with generally accepted accounting principals. There have been no significant changes in these controls or in other factors that could significantly affect these controls since they were instituted, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II-OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

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

8.

THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

Our common stock is considered a “penny stock” and the sale of our stock by you will be subject to the “penny stock rules” of the Securities and Exchange Commission. The penny stock rules require broker-dealers to take steps before making any penny stock trades in customer accounts. As a result, our shares could be illiquid and there could be delays in the trading of our stock, which would negatively affect your ability to sell your shares and could negatively affect the trading price of your shares.

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

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2008 the Company closed the first tranche of a non-brokered private placement of up to $976,563 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $613,778 (CDN$620,100). The Company paid a 5% finders fee on this private placement. The flow-through shares were issued at market without any additional price charged for sale of  taxable benefits.

On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property. These shares represent $58,887 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.123 (CDN$0.126) each. The balance of the property payment in the amount of $88,330 (CDN$90,000) was paid in cash.

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

 Item 3.     DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.     OTHER INFORMATION

On March 18, 2008 the Company’s board of directors appointed Mr. Gary A. Cohoon as Vice President Exploration.

On July 3, 2008 the Company’s board of directors appointed Kathy Chapman as Interim Corporate Secretary to temporarily fill the Corporate Secretary position while Mrs. Lisa Rose is on maternity leave.

On August 1, 2008 the Company’s board of directors appointed Kathy Chapman as Chief Administrative Officer.

Item 6.     EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 12, 2008	By:	/s/Ronald K. Mann
Ronald K. Mann
Chief Executive Officer and Director