Form 10KSB/A
period 2008-04-30
YUKON GOLD CORP INC
filed 2008-09-19
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No.2)

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

Transitional Small Business Disclosure Yes ☐            No ☒

Explanatory Note

This Amendment No. 2 on Form 10-KSB/A amends the Annual Report on Form 10-KSB for the twelve-month period ended April 30, 2008 of Yukon Gold Corporation, Inc. ("Yukon Gold") as filed with the Securities and Exchange Commission (the "SEC") on July 29, 2008 (the "Original Filing"). The Company previously filed Amendment No. 1 to the Original Filing with the SEC on August 4, 2008 ("Amendment No. 1").

This Amendment No. 2 is being filed to correct an error in the date of the Report of the Independent Registered Public Accounting Firm included with Yukon Gold’s Consolidated Financial Statements for the Years Ended April 30, 2008 and April 30, 2007 (the "Auditors’ Report"), as filed with the Original Filing and Amendment No. 1. The correct date of the Auditor’s Report is July 16, 2008, except for Note 21, which is as of July 23, 2008.

This Amendment No. 2 also is being filed to correct the number of shares owned, directly and indirectly, by Ronald K. Mann. The following table reflects his share ownership as of July 21, 2008.

Name and Address of Beneficial	Number of Shares of	Percentage of Class Held
Owner	Common Stock

Ronald K. Mann	150,000	0.51% of Yukon Gold Common
President and CEO		Shares
18 Yorkville Avenue, Suite No, 1602
Toronto, Ontario M4Y 2N6

As of July 21, 2008, management and Directors as a group owned 2,222,579 shares of common stock representing 7.53% of the issued and outstanding shares of Yukon Gold.

No other change is made to the Original Filing or Amendment No. 1. This Form 10-KSB/A does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing and to Amendment No. 1.

Item 13. Exhibits

Number	Description

23.1	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

F-1	Report of Schwartz Levitsky Feldman, llp dated July 16, 2008, except for Note 21, which is as of July 23, 2008.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of September, 2008.

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

Toronto, Ontario, Canada
July 16, 2008, except for note 21 which	Chartered Accountants
is as of July 23, 2008	Licensed Public Accountants

F-1