Form 10-Q
period 2008-10-31
YUKON GOLD CORP INC
filed 2008-12-15
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

Commission file number 000-51068

YUKON GOLD CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2243048
(State of incorporation)	(I.R.S. Employer Identification No.)

55 York Street, Suite 401, Toronto, Ontario M5J 1R7
(Address of principal executive offices including zip code)

(416) 865-9790
(Registrant's telephone number including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [   ]    No [X]

The number of shares of registrant's common stock outstanding as of October 31, 2008 was 33,650,629.

PART I – FINANCIAL INFORMATION

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Page No.

Interim Consolidated Balance Sheets as at October 31, 2008 (unaudited) and April 30, 2008 (audited)	F-2 to F3

Interim Consolidated Statements of Operations for the six months and three months ended October 31, 2008 and October 31, 2007 and the period from Inception to October 31, 2008.	F-4

Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2008 and October 31, 2007 and the period from Inception to October 31, 2008.	F-5

Interim Consolidated Statements of Changes in Stockholders' Equity from Inception to October 31, 2008	F-6 to F9

Condensed Notes to Interim Consolidated Financial Statements	F-10 to F-25

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at October 31, 2008 and April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	October 31,	April 30,
	2008	2008
	$	$
ASSETS	(unaudited)	(audited)
CURRENT ASSETS

Cash and cash equivalents	261,645	1,255,620
Prepaid expenses and other (note 5)	172,180	282,347
Short-term investment in available-for-sale securities (note 8)	-	31,500
Short term Deposit	36,530	-
	470,355	1,569,467

RESTRICTED CASH (Note 4)	-	817,092
PROPERTY, PLANT AND EQUIPMENT	131,754	140,041

	602,109	2,526,600

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ Robert Van Tassell
      Robert Van Tassell, Director

/s/ J. L. Guerra, Jr.
      J. L. Guerra, Jr., President, CEO and Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at October 31, 2008 and April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	October 31,	April 30,
	2008	2008
	$	$
LIABILITIES	(unaudited)	(audited)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	198,544	221,222
Obligation under Capital Leases	2,450	3,100
Total Current Liabilities	200,994	224,322

Long -Term Portion of:
Obligations under Capital Lease	4,074	7,209

TOTAL LIABILITIES	205,068	231,531
GOING CONCERN (NOTE 2)
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY

CAPITAL STOCK (Note 6)	3,365	2,899

ADDITIONAL PAID-IN CAPITAL	14,671,519	13,984,853

ACCUMULATED OTHER COMPREHENSIVE INCOME	45,688	196,474

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(14,323,531)	(11,889,157)
	397,041	2,295,069
	602,109	2,526,600

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations
For the six months and three months ended October 31, 2008 and October 31, 2007 and the period from Inception to October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	October 31,	October 31,	October 31,	October 31,
	inception	2008	2007	2008	2007

	$	$	$	$	$

OPERATING EXPENSES

General and administration	6,497,459	689,617	466,973	322,807	392,087
Project expenses	8,874,124	1,723,638	2,997,811	551,729	2,023,086
Exploration Tax Credit	(605,716)	-	-	-	-
Amortization	60,930	21,119	7,089	10,638	4,156
Loss on sale/disposal of capital assets	5,904	-	-	-	-

TOTAL OPERATING EXPENSES	14,832,701	2,434,374	3,471,873	885,174	2,419,329

LOSS BEFORE INCOME TAXES	(14,832,701)	(2,434,374)	(3,471,873)	(885,174)	(2,419,329)

Income taxes recovery	509,170	-	-	-	-

NET LOSS	(14,323,531)	(2,434,374)	(3,471,873)	(885,174)	(2,419,329)

Loss per share – basic and diluted		(0.08)	(0.14)	(0.03)	(0.09)

Weighted average common shares outstanding		31,592,332	23,999,421	33,650,629	25,078,649

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the six month period ended October 31, 2008 and October 31, 2007 and the period from Inception to October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the six	For the six
		month period	month period
		ended	ended
	Cumulative Since	October 31,	October 31,
	Inception	2008	2007
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(14,323,531)	(2,434,374)	(3,471,873)
Items not requiring an outlay of cash:
Amortization	60,930	21,119	7,089
Loss on sale/disposal of property, plant and equipment	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	584,226	58,887	57,252
Common shares issued for settlement of
severance liability to ex-officer	113,130		-
Stock-based compensation	1,285,670	24,823	196,259
Compensation expense on issue of warrants	140,892	17,813	---
Issue of shares for professional services	860,023	7,500	-

Issue of units against settlement of debts	20,077	-	-
Decrease (Increase) in prepaid expenses and other	(171,023)	73,140	(215,720)
Increase (Decrease) in accounts payable and accrued liabilities	198,054	4,336	(100,404)
(Increase) Decrease in restricted cash	-	817,092	2,266,602
Decrease in restricted deposit	-	-	17,889
Increase in other liabilities			35,381

NET CASH USED IN OPERATING ACTIVITIES	(11,037,523)	(1,409,664)	(1,207,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	(38,978)	(41,520)
(Investment) sale in available for sale securities	-	31,500	(110,000)
Short-term Deposit	(36,530)	(36,530)

NET CASH USED IN INVESTING ACTIVITIES	(258,839)	(44,008)	(151,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds from Demand promissory notes	200,000	-	-
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from issuance of units/shares – net	10,038,190	578,109	925,807
Proceeds (Repayments) from capital lease obligation	6,524	(2,097)	(880)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,483,383	576,012	924,927

EFFECT OF FOREIGN CURRENCY
EXCHANGE RATE CHANGES	74,624	(116,315)	72,302

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FOR THE QUARTER	261,645	(993,975)	(361,816)
Cash and cash equivalents, beginning of quarter	-	1,255,620	936,436

CASH AND CASH EQUIVALENTS, END OF QUARTER	261,645	261,645	574,620
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders' Equity
From Inception to October 31, 2008
(Amounts expressed in US Dollars)

					Deficit,
					Accumulated		Accumulated
	Number of	Common	Additional		during the		Other
	Common	Shares	Paid-in	Subscription	Exploration	Comprehensive	Comprehensive
	Shares	Amount	Capital	for Warrants	Stage	Income (loss)	Income (loss)
	#	$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142	-	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares for Property Payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-	-	(12,796)	(12,796)
Net loss for the year	-	-	-	-	(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299	-	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	-	-	-	-
Issuance of common shares on Conversion of Convertible	76,204	8	57,144	-	-	-	-

Promissory note
Foreign currency translation	-	-	-	-	-	9,717	9,717
Net loss for the year	-	-	-	-	(808,146)	(808,146)	-

Balance as of April 30, 2005	9,025,045	903	854,430	-	(1,375,835)	(798,429)	(2,475)
Stock based compensation - Directors and officers			216,416
Stock based compensation - Consultants			8,830
Issue of common shares and Warrants on retirement of Demand Promissory note	369,215	37	203,031
Units issued to an outside company for professional services settlement	24,336	2	13,384
Units issued to an officer for professional services settlement	12,168	1	6,690
Issuance of common shares for professional services	150,000	15	130,485
Units issued to shareholder	490,909	49	269,951
Units issued to a director	149,867	15	82,412
Units issued to outside subscribers	200,000	20	109,980
Issuance of common shares on Conversion of Convertible Promissory notes	59,547	6	44,654
Issuance of common shares on Exercise of warrants	14,000	2	11,998
Issuance of common shares on Conversion of Convertible Promissory notes	76,525	8	57,386
Private placement of shares	150,000	15	151,485
Issuance of Common shares for property payment	133,333	13	99,987
Issuance of common shares on Conversion of Convertible Promissory notes	34,306	4	25,905
Issuance of common shares on Exercise of warrants	10,000	1	8,771
Issuance of common shares on Conversion of Convertible	101,150	10	76,523

Promissory notes
Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	5,331,327	533	2,910,375
Brokered Private placement of flow through Shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	-	-	-			(2,687)	(2,687)
Net loss for the year	-	-	-		(1,855,957)	(1,855,957)	-

Balance as of April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issue of common shares for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares for professional services	342,780	34	438,725
Brokered private placement of units-net	400,000	40	363,960
Brokered private placement of units- net	550,000	55	498,923
Stock based compensation-Directors and Officers			451,273
Exercise of stock options	50,000	5	37,495

Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)

Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)

Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)

Balance as of April 30, 2008	28,990,440	2,899	13,984,853		(11,889,157)	(4,693,693)	196,474

Shares for property payment	476,189	48	58,839
Stock based compensation			24,823
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of common shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(141,786)	(141,786)
Net loss for the period					(2,434,374)	(2,434,374)	-

Balance as of October 31, 2008	33,650,629	3,365	14,671,519		(14,323,531)	(2,585,160)	45,688

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
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

2.        GOING CONCERN

The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration and development of its properties. Because of continuing operating losses, the current deterioration in economic conditions and market volatility, the Company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company's future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for ore reserves and develop those it has on its mining claims. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation.

Management has initiated plans to raise equity funding through the issuance of common shares including flow-through shares. The Company was successful in raising funds (net) of approximately $4 million during the year ended April 30, 2006, which assisted the Company in meeting its commitments and requirements for project expenses and general and administrative expenses. The Company also raised (net) approximately $1.3 million during the six months ended October 31, 2006. The Company raised (net) approximately $1.9 million through subscription of flow-through special warrants and raised (net) approximately $230,000 through subscription of unit special warrants during the three months ended January 31, 2007. The Company further raised an additional (net) approximately $227,000 through subscription of flow-through units and raised (net) approximately $557,000 through subscription of units during the three months ended October 31, 2007. The Company further raised approximately (net) $450,000 through subscription of flow-through units and raised (net) approximately $1,037,000 through subscription of units during the three months ended January 31, 2008. The Company further raised approximately (net) $578,109 through issue of flow-through shares during the three months ended July 31, 2008. Further, Management has commenced monitoring costs and is initiating measures to reduce costs wherever appropriate. The Company's common shares are listed on the Toronto Stock Exchange (the “TSX”) and included for quotation on the OTC Bulletin Board® in the United States. The trading of the Company's stock in both the United States and Canada has expanded its investor base, as the Company continues to explore sources of funding from both the United States and Canada.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

3.        NATURE OF OPERATIONS

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in acquisition and exploration of its two mining properties, both located in the province of Yukon in Canada. The Company has not yet determined whether these properties contain mineral reserves that are economically recoverable. The business of mining and exploring for minerals involves a high degree of risk and there can be no assurances that current exploration programs will result in profitable mining operations.

4.        RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds, which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be short term deposits or cash or cash equivalents. As of October 31, 2008 and April 30, 2008 unexpended flow-through funds were $nil (April 30, 2008: $817,092) which were restricted cash.

5.        PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $87,777 (CDN$105,727) being Goods & Services tax receivable from the Federal Government of Canada. Subsequent to the quarter ended October 31, 2008 on November 12, 2008 the Company received $26,140 (CDN$31,486) of this amount.

6.        CAPITAL STOCK

a)        Authorized

150,000,000 of Common shares, $0.0001 par value

b)        Issued

33,650,629 Common shares

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6.        CAPITAL STOCK-Cont'd

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
October 31, 2008
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

Six months ended October 31, 2008

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6.        CAPITAL STOCK-Cont'd

c)        Changes to Issued Share Capital-Cont'd

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

On July 23, 2008 the Company closed a non-brokered private placement of up to $976,563 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $613,778 (CDN$620,100). The Company paid a 5% finders fee on this private placement. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S. The flow through shares were issued at market without any additional price charged for sale of taxable benefits.

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
October 31, 2008
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

During the six month period ended October 31, 2008, the following stock options were granted under the 2006 stock option plan:

On July 28, 2008 the board of directors granted options to a consultant to acquire 250,000 shares, to vest 50,000 immediately and the balance of 50,000 each at three month intervals. These options can be exercised over a period of five (5) years. The exercise price was set at $0.15 (CDN$0.15) per share. These options were granted under the Company's 2006 stock option plan. Subsequent to the quarter ended October 31, 2008 on December 12, 2008 the Company and the consultant mutually agreed to terminate the agreement effective October 31, 2008.

For this six month period ended October 31, 2008, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	19-	20-	28-	15-	28-	18-	14-	21-	25-	8-	28-
	Jan	Mar	Mar	Aug	Sept	Dec	Jan	Feb	Mar	Apr	July
	2007	2007	2007	2007	2007	2007	2008	2008	2008	2008	2008	TOTAL

Risk free rate	4.5%	4.5%	4.5%	5%	4.5%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Volatility factor	45.19%	57.48%	98.67%	91.68%	92.20%	101.61%	95.77%	94.49%	94.92%	94.49%	97.44%

Stock-based compensation cost
expensed during the six
month period ended
October 31, 2008	-	-	-	-	$13,551	-	-	-	-	-	11,272	$24,823

Unexpended Stock based
compensation cost deferred
over the vesting period	-	-	-	-	$12,904	-	-	-	-	-	16,906	$29,810

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

7.        STOCK BASED COMPENSATION-Cont'd

As of October 31, 2008, there was $29,810 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six month period ended October 31, 2008 was $24,823.

On June 11, 2008, the Company cancelled 200,000 stock options held by a former officer.

8.        SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES

During the six month period ended October 31, 2008, the Company sold the balance of 450,000 shares of Industrial Minerals, Inc. at an average selling price of $.0655 for a total consideration of $29,460 in the open market.

9.        COMMITMENTS AND CONTINGENCIES

a)        Mount Hinton Property Mining Claims

The Mount Hinton Property is adjacent to the Keno Hill Mining Camp in central Yukon Territory. It consists of 186 staked claims under the Yukon Quartz Mining Act, covering approximately 9300 acres.

On July 7, 2002, the Company's wholly owned subsidiary, Yukon Gold Corp. (“YGC”) entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of Yukon, Canada. This agreement was replaced with a revised and amended agreement (the “Hinton Option Agreement”) dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement is between the Company, its wholly-owned subsidiary YGC and the Hinton Syndicate.

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.        COMMITMENTS AND CONTINGENCIES-Cont'd

The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$146,484 (CDN$ 150,000) Paid
TOTAL	$745,216 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,037,775 (CDN$ 1,250,000)**Deferred
Jan. 1/09 to Dec. 31/09	$1,245,330 (CDN$ 1,500,000)
TOTAL	$4,459,374 (CDN$5,225,000)

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
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.        COMMITMENTS AND CONTINGENCIES-Cont'd

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

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,245,330 (CDN$1,500,000)

50% interest upon completion of Work Program expenditures of $2,075,550 (CDN$2,500,000)

75% interest upon completion of Work Program expenditures of $4,459,374 (CDN$5,225,000)

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

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,459,374 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC had earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC's interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,151,100 (CDN$5,000,000).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.        COMMITMENTS AND CONTINGENCIES-Cont'd

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
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.        COMMITMENTS AND CONTINGENCIES-Cont'd

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

The Company has agreed to make subsequent payments under the Agreement of: $166,044 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Subsequent to the quarter ended October 31, 2008 the Company entered into a letter agreement with Atna, amending the terms of the payments due under the Agreement. See Note 13 “SUBSEQUENT EVENTS” below. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $830,220 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.        COMMITMENTS AND CONTINGENCIES-Cont'd

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

d)        On December 5, 2007 the Company entered into an agreement with a consultant to create investor awareness for a period of six months, commencing on December 5, 2007 for a fee of $20,000 and 300,000 restricted common shares to be issued in equal tranches of 50,000 shares at the end of each month during the term of the agreement. On December 6, 2007 the Company received conditional approval from the TSX to issue the 300,000 restricted shares as per the terms of the agreement. The consulting fee of $20,000 was paid on December 11, 2007. The Company had accrued the expense of $22,000 for 100,000 shares to be issued to January 31, 2008 . Due to non-performance of the agreement by the consultant, the Company has obtained legal opinion that it is not obligated to issue any of the restricted 300,000 common shares. The consulting expense accrual for $22,000 set up during the quarter ended January 31, 2008 was reversed and credited back to income in the quarter ended April 30, 2008. The Company has also paid the requisite fee to the TSX for cancellation of all of these shares.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.        COMMITMENTS AND CONTINGENCIES-Cont'd

e)        Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007. The Mann Agreement has a one-year term commencing on December 15, 2007, and is automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Pursuant to the Mann Agreement, the parties agreed that Mr. Mann and the Company shall indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $124,533 (CDN$150,000). In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”). The Mann Warrants shall have a term of 5 years and an exercise price of $0.20 (CDN$0.24) . 250,000 of the Mann Warrants were fully vested upon issuance, and the remaining 250,000 vested 6 months from the date of issuance, on June 15, 2008. Subsequent to the quarter ended October 31, 2008 Mr. Mann resigned as an Officer and as a Director of the Company. See Note 13, “SUBSEQUENT EVENTS” below.

f)        As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement has a six-month term commencing on December 18, 2007 and is automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement. Pursuant to the Ryan Agreement, Mr. Ryan will receive an annual consulting fee of $99,626 (CDN$120,000). In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”). The Ryan Options were fully vested upon the date of issuance and have an exercise price of $0.20 (CDN $0.24) . On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months.

g)        On February 11, 2008 by letter engagement agreement the Company contracted the services of a Corporate Secretarial company to fill the role of Mrs. Lisa Rose during her maternity leave for a monthly fee of $1,121 (CDN$1,350) plus eligible expenses.

h)        On February 18, 2008 the Company and YGC, it's wholly-owned subsidiary, signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008. On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract. During the quarter ended July 31, 2008 the Company paid $281,581 (CDN$288,339) to the contractor. During the quarter ended October 31, 2008 the Company paid $224,283 (CDN$270,149) to the contractor and on August 30, 2008 the drilling program was demobilized. The balance of the deposit in the amount of $8,515 (CDN$10,256) is being held by the diamond drilling company as a deposit on the 2009 drilling program.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.        COMMITMENTS AND CONTINGENCIES-Cont'd

i)        On March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of $76,675 (CDN$81,300). The Company paid $18,579 (CDN$18,713) at April 30, 2008. During the quarter ended July 31, 2008 the Company paid an additional $41,042 (CDN$42,027). During the quarter ended October 31, 2008 the Company paid a further $17,054 (CDN$20,542) to the consultant.

j)        On March 18, 2008 the Company entered into a consulting agreement with Gary Cohoon (the “Cohoon Agreement”) pursuant to which Mr. Cohoon was retained as Vice-President, Exploration, of the Company. The Cohoon Agreement has a one-year term commencing on March 18, 2008 and is automatically renewable thereafter, unless terminated pursuant to its terms. Pursuant to the Cohoon Agreement, Mr. Cohoon will receive an annual consulting fee of $116,231 (CDN$140,000). Additionally, Mr. Cohoon received 200,000 options to purchase shares of the Company's common stock (the “Cohoon Options”). The Cohoon Options fully vested upon issuance and have an exercise price of $0.18 (CDN$0.22) .

k)        On April 10, 2008 by letter agreement the Company procured the services of Galina Morozova through a contract position as a Geologist with YGC, the Company's wholly-owned subsidiary commencing April 15, 2008 until August 31, 2008. Ms. Morozova received $6,454 (CDN$6,500) per month until the project began at the Marg Property on approximately June 15, 2008, whereupon Ms. Morozova received $405 (CDN$500) per day plus expenses for the duration of the term of the letter agreement. The contract position ended on August 28, 2008.

l)        On April 29, 2008 the Company entered into a letter agreement with R. Andrew Hureau for a contract position as Senior Geologist with YGC, the Company's wholly-owned subsidiary. Mr. Hureau's position commenced on May 1, 2008 at a rate of $623 (CDN$750) per day plus expenses. The letter agreement states that the term is on commencement and for the duration of drilling on the Marg Project, approximately mid June, 2008 to the end of August, 2008, on a regular schedule. The contract position ended on September 3, 2008.

m)        On May 5, 2008 the Company entered into an investor relations agreement (the “Equicom Agreement”) with Equicom Group Inc. (“Equicom”) pursuant to which Equicom was retained to provide the Company with general marketing and business consulting services for an initial term of one year, then renewable thereafter. Equicom will receive an annual work fee of $49,813 (CDN$60,000), payable in monthly installments of $4,151 (CDN$5,000). The initial prorated retainer in the amount of $4,248 (CDN$4,350) and the June 1-30, 2008 installment of $4,883 (CDN$5,000) were made on May 30, 2008. On July 1, 2008 the installment covering July 1-31, 2008 of $4,883 (CDN$5,000) was paid. By letter on July 23, 2008 the Company terminated the Equicom Agreement with such termination taking effect September 18, 2008. Payments were made on August 1, 2008 of $4,151 (CDN$5,000) and on September 1, 2008 of $2,491 (CDN$3,000) representing the balance due on the contract.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.        COMMITMENTS AND CONTINGENCIES-Cont'd

n)        On May 16, 2008 the Company entered into a consulting agreement (the “Clarke Agreement”) with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6 month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,648 (CDN$15,000). Clarke will also receive a monthly work fee of $2,906 (CDN$3,500) during the term of the agreement. Upon renewal, Clarke will receive an additional payment of $8,302 (CDN$10,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008, with an additional 50,000 shares issuable upon renewal. The Company paid the June and July installments on their respective due dates. The Company paid the August, September and October installments on their respective due dates. Subsequent to the quarter ended October 31, 2008 the Company advised Clarke that it was terminating the Clarke Agreement and would not be issuing any further installment payments.

o)        On May 20, 2008 YGC, the Company's wholly-owned subsidiary entered into a service provision agreement with a company to provide cooking and first aid services on the Marg Property from June 15, 2008 to September 30, 2008. On June 4, 2008 the Company paid a $9,766 (CDN$10,000) advance to the service provider as per the terms of the agreement. During the quarter ended July 31, 2008 the Company also paid $15,178 (CDN$15,543) to the service provider. During the quarter ended October 31, 2008 the Company paid an additional $24,233 (CDN$29,189) and the contractor refunded the balance of the advance in the amount of $382 (CDN$460) to the Company.

p)        On July 28, 2008 the Company entered into a consulting agreement with First Canadian Capital (“First Canadian”) pursuant to which First Canadian will provide general marketing and business consulting services for an initial term of one year, renewable thereafter. The Company will pay First Canadian $4,864 (CDN$6,000) per month. The Company paid the first three months of such fees in advance. In addition on July 28, 2008 the Company issued 250,000 stock options to buy the Company's shares at a purchase price of $0.12 (CDN$0.15) per share. The stock options shall vest over the initial term of the agreement. Subsequent to the quarter ended October 31, 2008, on December 12, 2008 the Company and the consultant mutually agreed to terminate the agreement effective October 31, 2008.

10.      RELATED PARTY TRANSACTIONS

Six Months ended October 31, 2008

The Company and its subsidiary expensed a total of $80,015 in consulting fees & wages to five Company Directors, and $174,159 to five of its officers.

No director or officer exercised stock options during the six month period ended October 31, 2008.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2008
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

11.      CHANGES IN OFFICERS AND DIRECTORS

On August 1, 2008 the board of directors appointed Kathy Chapman Chief Administrative Officer of the Company.

On December 11, 2008 the Company accepted G.E. “Ted” Creber's resignation as a Director.

On December 12, 2008 the Company accepted Ronald Mann's resignation as Chief Executive Officer and President and as a Director, and as an Officer and Director of YGC, the Company's wholly-owned subsidary. There were no disagreements between the Company and Mr. Mann with regards to the Company's operations or public disclosures. The Company has agreed to pay Mr. Mann severance of $20,756 (CDN$25,000), payable in two installments.

On December 12, 2008 the Company appointed J.L. Guerra, Jr. President and Chief Executive Officer. Mr. Guerra is also the Chairman of the Company's Board of Directors.

12.      EXPIRY OF WARRANTS

On August 22, 2008 245,455 warrants held by J.L. Guerra, Jr., Chairman of the Board, expired.

13.      SUBSEQUENT EVENTS

On November 7, 2008 the Company received written permission from the TSX to extend the meeting date of their Annual and Special Meeting of Shareholders to January 31, 2009.

On November 12, 2008 the Company filed a Form 8-K to disclose that the Company has commenced a normal course issuer bid to purchase up to 1,682,531 shares of its common stock, representing approximately 5% of the Company's outstanding shares. Blackmont Capital Corporation, based in Vancouver, British Columbia, will conduct the bid. The Company will pay prevailing market prices for the shares. Purchases pursuant to the bid will be made through the facilities of the Toronto Stock Exchange, subject to the rules of the Toronto Stock Exchange and applicable rules promulgated under the Securities Exchange Act of 1934, as amended. The bid will terminate on the earlier of November 13, 2009, or the date on which all of the shares to be acquired under the bid have been purchased.

On November 12, 2008 the Company received $26,140 (CDN$31,486) being an accrued portion of the Goods & Services tax receivable from the Federal Government of Canada.

On December 4, 2008 the Company and Atna Resources Ltd. ("Atna") entered into a letter agreement (the "Amendment Agreement") amending the purchase agreement by which the Company acquired its Marg Property (the "Marg Acquisition Agreement"). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $166,044 (CDN$200,000) (in cash or shares of the Company's common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permits the Company to pay Atna $20,756 (CDN$25,000) in cash on December 12, 2008 and $186,800 (CDN$225,000) (payable in cash or shares of the Company's common stock) on April 30, 2009.

On December 11, 2008 the Company accepted G.E. "Ted" Creber's resignation as a Director.

On December 12, 2008 the Company accepted Ronald Mann's resignation as Chief Executive Officer and President and as a Director, and as an Officer and Director of YGC, the Company's wholly-owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company's operations or public disclosures. The Company has agreed to pay Mr. Mann a severance payment in the amount of $20,756 (CDN$25,000), payable in two installments.

On December 12, 2008 the Company appointed J.L. Guerra, Jr. President and Chief Executive Officer. Mr. Guerra is also the Chairman of the Company's Board of Directors.

On December 12, 2008 the Company and a consultant mutually agreed to terminate a consulting agreement, entered into on July 28, 2008, effective October 31, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND SIX MONTH PERIODS
ENDED OCTOBER 31, 2008

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue, operates at a loss and expects operating losses to continue as long as it remains in an exploration stage and perhaps thereafter. As at October 31, 2008, we had accumulated losses of $14,323,531. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company's major endeavor over the quarter ended October 31, 2008 has been its effort to raise additional capital to meet its ongoing obligations under both the Hinton Option Agreement and the Marg Acquisition Agreement and to pursue its exploration activities.

Having obtained material financing, we implemented an exploration program at the Marg Property.

SELECTED INFORMATION

	Three months	Three months
	ended	ended
	October 31,2008	October 31,2007

Revenues	Nil	Nil
Net Loss	$885,174	$2,419,329
Loss per share-basic and diluted	$ (0.03)	$ (0.09)

	Six months	Six months
	ended	ended
	October 31, 2008	October 31,2007

Revenues	Nil	Nil
Net Loss	$2,434,374	$3,471,873
Loss per share-basic and diluted	$(0.08)	$ (0.14)

	As at	As at
	October 31, 2008	April 30, 2008

Total Assets	$602,109	$2,526,600
Total Liabilities	$205,068	$231,531
Cash dividends declared per share	Nil	Nil

Revenues

No revenue was generated by the Company's operations during the six month and three month period ended October 31, 2008 and October 31, 2007 respectively.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three months ended October 31, 2008 is general and administrative expense of $322,807 as compared to $392,087 for the three months ended October 31, 2007. General and administrative expense for the six month period ended October 31, 2008 was $689,617 as compared with $466,973 for the six month period ended October 31, 2007. General and administrative expense represents approximately 36.46% of the total operating expense for the three months ended October 31, 2008 and approximately 16.2% of the total operating expense for the three months ended October 31, 2007. During the prior quarter ended July 31, 2007, the Company had credited $136,668 to General and Administration expense relating to the cancellation and waiver of an agreement with a consultant for which the Company had accrued for this amount as payable.

(b) Project Expense

Included in operating expenses for the three months ended October 31, 2008 is project expenses of $551,729 as compared with $2,023,086 for the three months ended October 31, 2007. Project expenses for the six month period ended October 31, 2008 was $1,723,638 as compared with $2,997,811 for the six month period ended October 31, 2007. Project expense is a significant expense and it represents approximately 62.3% of the total operating expense for the three months ended October 31, 2008 and approximately 83.62% of the total operating expense for the three months ended October 31, 2007. Due to lower cash availability, project expenses during the current quarter was significantly less than the prior quarter.

Exploration Expenditures at the Company's Properties

Mount Hinton

The Mount Hinton Property is adjacent to the Keno Hill Mining Camp in central Yukon Territory. It consists of 186 staked claims under the Yukon Quartz Mining Act, covering approximately 9300 acres.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Mount Hinton project which was revised on May 15, 2007, totaling $2,152,317 (CDN$2,105,200) for the 2007 Work Program. The Company had approximately $70,304 (CDN$75,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $180,164 (CDN$200,000), on June 15, 2007 the Company paid $202,684 (CDN$225,000), being two of the four cash call payments. Due to delays in the drilling program the third payment of $635,123 (CDN$600,000) which was due on July 31, 2007 was changed to August 31, 2007. On August 15, 2007 the Company paid $97,259 (CDN$91,880) towards the third cash call payment for the Mount Hinton 2007 Work Program. On August 31, 2007 the Company reallocated $537,864 (CDN$508,120) being the balance of the third cash call payment from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project. The fourth payment of $428,919 (CDN$405,200) which was originally due on August 15, 2007 was changed to and paid on September 15, 2007.

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

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,245,330 (CDN$1,500,000);

50% interest upon completion of Work Program expenditures of $2,075,550 (CDN$2,500,000); and

75% interest upon completion of Work Program expenditures of $4,459,374 (CDN$5,225,000).

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

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,459,374 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC had earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC's interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,151,100 (CDN$5,000,000).

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

The Company has agreed to make subsequent payments under the Agreement of: $195,313 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. Subsequent to the quarter ended October 31, 2008 on December 4, 2008 the Company by letter agreement with Atna (the “Amendment Agreement”) was granted a deferral of the payment due on December 12, 2008. The Amendment Agreement allows the Company, in lieu of making such payment, to pay Atna $20,756 (CDN$25,000) in cash on December 12, 2008 and $186,800 (CDN$225,000) (payable in cash or shares of the Company's common stock) on April 30, 2009. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $830,220 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

	October 31, 2008	October 31, 2007

Cash and cash equivalent	$261,645	$574,620
Working capital	$269,361	$1,910,988
Cash used in operating activities	$(1,409,664)	$(1,207,525)
Cash used in investing activities	$(44,008)	$(151,520)
Cash provided in financing activities	$576,012	$924,927

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of October 31, 2008.

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

2008-2009

On July 23, 2008 the Company closed a non-brokered private placement of up to $976,563 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $613,778 (CDN$620,100). The Company paid a 5% finders fee on this private placement. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S. The flow through shares were issued at market without any additional price charged for sale of taxable benefits. The proceeds of the Financing are being used for the exploration and development of Yukon Gold's properties.

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

On December 5, 2007 the Company entered into an agreement with a consultant to create investor awareness for a period of six months, commencing on December 5, 2007 for a fee of $20,000 and 300,000 restricted common shares to be issued in equal tranches of 50,000 shares at the end of each month during the term of the agreement. On December 6, 2007 the Company received conditional approval from the TSX to issue the 300,000 restricted shares as per the terms of the agreement. The consulting fee of $20,000 was paid on December 11, 2007. The Company had accrued the expense of $22,000 for 100,000 shares to be issued to January 31, 2008. Due to non-performance of the agreement by the consultant, the Company has obtained legal opinion that it is not obligated to issue any of the restricted 300,000 common shares. The consulting expense accrual for $22,000 set up during the quarter ended January 31, 2008 was reversed and credited back to income during the quarter ended April 30, 2008. The Company has also paid the requisite fee to the TSX for cancellation of all of these shares.

Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007. The Mann Agreement has a one-year term commencing on December 15, 2007, and is automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Mr. Mann and the Company shall indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement,

Mr. Mann will receive an annual consulting fee of $124,533 (CDN$150,000). In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”). The Mann Warrants shall have a term of 5 years and an exercise price of $0.20 (CDN$0.24) . 250,000 of the Mann Warrants were fully vested upon issuance, and the remaining 250,000 vested 6 months from the date of issuance, on June 15, 2008. Subsequent to the quarter ended October 31, 2008 Mr. Mann resigned as an Officer and Director of the Company. For more information see the section entitled “Subsequent Events” below.

As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement has a six-month term commencing on December 18, 2007 and is automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement. Pursuant to the Ryan Agreement, Mr. Ryan will receive an annual consulting fee of $99,626 (CDN$120,000). In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”) at an exercise price of $0.20 (CDN$0.24) . The Ryan Options were fully vested upon the date of issuance. On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months.

On February 11, 2008 by letter engagement agreement the Company contracted the services of a Corporate Secretarial company to fill the role of Mrs. Lisa Rose during her maternity leave for a monthly fee of $1,121 (CDN$1,350) plus eligible expenses.

On February 18, 2008 the Company and YGC, it's wholly-owned subsidiary, signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008. On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract. During the quarter ended July 31, 2008 the Company paid $281,581 (CDN$288,339) to the contractor. During the quarter ended October 31, 2008 the Company paid $224,283 (CDN$270,149) to the contractor and on August 30, 2008 the drilling program was demobilized. The balance of the deposit in the amount of $8,515 (CDN$10,256) is being held by the diamond drilling company as a deposit on the 2009 drilling program.

On March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of $76,675 (CDN$81,300). The Company paid $18,579 (CDN$18,713) at April 30, 2008. During the quarter ended July 31, 2008 the Company paid an additional $41,042 (CDN$42,027). During the quarter ended October 31, 2008 the Company paid a further $17,054 (CDN$20,542) to the consultant.

On March 18, 2008 the Company entered into a consulting agreement with Gary Cohoon (the “Cohoon Agreement”) pursuant to which Mr. Cohoon was retained as Vice-President, Exploration, of the Company. The Cohoon Agreement has a one-year term commencing on March 18, 2008 and is automatically renewable thereafter, unless terminated pursuant to its terms. Pursuant to the Cohoon Agreement, Mr. Cohoon will receive an annual consulting fee of $116,231 (CDN$140,000). Additionally, Mr. Cohoon received 200,000 options to purchase shares of the Company's common stock (the “Cohoon Options”). The Cohoon Options fully vested upon issuance and have an exercise price of $0.18 (CDN$0.22) .

On April 10, 2008 by letter agreement the Company procured the services of Galina Morozova through a contract position as a Geologist with YGC, the Company's wholly-owned subsidiary commencing April 15, 2008 until August 31, 2008. Ms. Morozova received $6,454 (CDN$6,500) per month until the project began at the Marg Property on approximately June 15, 2008, whereupon Ms. Morozova received $405 (CDN$500) per day plus expenses for the duration of the term of the letter agreement. The contract position ended on August 28, 2008.

On April 29, 2008 the Company entered into a letter agreement with R. Andrew Hureau for a contract position as Senior Geologist with YGC, the Company's wholly-owned subsidiary. Mr. Hureau's position commenced on May 1, 2008 at a rate of $623 (CDN$750) per day plus expenses. The letter agreement states that the term is on commencement and for the duration of drilling on the Marg Project, approximately mid June, 2008 to the end of August, 2008, on a regular schedule. The contract position ended on September 3, 2008.

On May 5, 2008 the Company entered into an investor relations agreement (the “Equicom Agreement”) with Equicom Group Inc. (“Equicom”) pursuant to which Equicom was retained to provide the Company with general marketing and business consulting services for an initial term of one year, then renewable thereafter. Equicom will receive an annual work fee of $49,813 (CDN$60,000), payable in monthly installments of $4,151 (CDN$5,000). The initial prorated retainer in the amount of $4,248 (CDN$4,350) and the June 1-30, 2008 installment of $4,883 (CDN$5,000) were made on May 30, 2008. On July 1, 2008 the installment covering July 1-31, 2008 of $4,883 (CDN$5,000) was paid. By letter on July 23, 2008 the Company terminated the Equicom Agreement with such termination taking effect September 18, 2008. During the quarter ended October 31, 2008, the Company paid on August 1, 2008 $4,151 (CDN$5,000) and on September 1, 2008 $2,491 (CDN$3,000) being the balance payments on the contract.

On May 16, 2008 the Company entered into a consulting agreement (the “Clarke Agreement”) with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6 month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,648 (CDN$15,000). Clarke will also receive a monthly work fee of $2,906 (CDN$3,500) during the term of the agreement. Upon renewal, Clarke will receive an additional payment of $8,302 (CDN$10,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008, with an additional 50,000 shares issuable upon renewal. The Company paid the June and July installments on their respective due dates. During the quarter ended October 31, 2008 the Company paid the August, September and October installments on their due dates. Subsequent to the quarter ended October 31, 2008 the Company advised Clarke that it was terminating the Clarke Agreement and would not be issuing any further installment payments.

On May 20, 2008 YGC, the Company's wholly-owned subsidiary entered into a service provision agreement with a company to provide cooking and first aid services on the Marg Property from June 15, 2008 to September 30, 2008. On June 4, 2008 the Company paid a $9,766 (CDN$10,000) advance to the service provider as per the terms of the agreement. During the quarter ended July 31, 2008 the Company also paid $15,178 (CDN$15,543) to the service provider. During the quarter ended October 31, 2008 the Company paid an additional $24,233 (CDN$29,189) and the contractor refunded the balance of the advance in the amount of $382 (CDN$460) to the Company.

On July 28, 2008 the Company entered into a consulting agreement with First Canadian Capital (“First Canadian”) pursuant to which First Canadian will provide general marketing and business consulting services for an initial term of one year, renewable thereafter. The Company will pay First Canadian $4,981 (CDN$6,000) per month. The Company paid the first three months of such fees in advance. In addition on July 28, 2008 the Company issued 250,000 stock options to buy the Company's shares at a purchase price of $0.12 (CDN$0.15) per share. The stock options shall vest over the initial term of the agreement. Subsequent to the quarter ended October 31, 2008 on December 12, 2008 the Company and the consultant mutually agreed to terminate the agreement effective October 31, 2008.

Subsequent Events

On November 12, 2008 the Company filed a Form 8-K to disclose that the Company has commenced a normal course issuer bid to purchase up to 1,682,531 shares of its common stock, representing approximately 5% of the Company's outstanding shares. Blackmont Capital Corporation, based in Vancouver, British Columbia, will conduct the bid. The Company will pay prevailing market prices for the shares. Purchases pursuant to the bid will be made through the facilities of the Toronto Stock Exchange, subject to the rules of the Toronto Stock Exchange and applicable rules promulgated under the Securities Exchange Act of 1934, as amended. The bid will terminate on the earlier of November 13, 2009, or the date on which all of the shares to be acquired under the bid have been purchased.

On December 4, 2008 the Company and Atna Resources Ltd. ("Atna") entered into a letter agreement (the "Amendment Agreement") amending the purchase agreement by which the Company acquired its Marg Property (the "Marg Acquisition Agreement"). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $166,044 (CDN$200,000) (in cash or shares of the Company's common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permits the Company to pay Atna $20,756 (CDN$25,000) in cash on December 12, 2008 and $186,800 (CDN$225,000) (payable in cash or shares of the Company's common stock) on April 30, 2009.

On December 11, 2008 the Company accepted the resignation of G.E. "Ted" Creber as a Director.

On December 12, 2008, the Company accepted the resignation of Ronald K. Mann as the Company's Chief Executive Officer and President, and as a Director, and as an Officer and Director of Yukon Gold Corp., the Company's wholly-owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company's operations or public disclosures. The Company agreed to pay Mr. Mann a severance payment in the amount of $20,756 (CDN$25,000), payable in two installments.

On December 12, 2008 J.L. Guerra, Jr. the Chairman of the Company's Board of Directors, was appointed President and Chief Executive Officer of the Company.

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

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs, which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at October 31, 2008. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

We have an option agreement with a private syndicate, known as the Hinton Syndicate, to acquire an interest in the mineral claims described in this report as the “Mount Hinton Property”. Our agreement with the Hinton Syndicate requires us to make regular ongoing investments. If we fail to make these investments, we will not earn an interest in these mineral claims and we may lose all of our rights in the Mount Hinton Property. The Marg Acquisition Agreement, as amended, also requires the requires the Company to make a material payment on April 30, 2009. If we are unable to raise sufficient capital to make this payment we may lose all of our rights in the Marg Property.

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

11.	CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE IMPACTS

The capital and credit markets have been experiencing volatility and disruption. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material. These effects may include, but are not limited to, difficulties in raising additional capital or debt and a smaller pool of investors and funding sources. There is thus no assurance the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

12.	A GENERAL DETERIORATION IN ECONOMIC CONDITIONS MAY HAVE ADVERSE IMPACTS

The current economic environment is challenging and uncertain. The consequences of a prolonged recession may include a lower level of economic activity and uncertain regarding commodity markets. Further, the risks associated with industries in which the Company operates become more acute in periods of a slowing economy or slow growth.

Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2008 the Company closed a non-brokered private placement of up to $976,563 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $613,778 (CDN$620,100). The Company paid a 5% finders fee on this private placement. The flow-through shares were issued at market without any additional price charged for sale of taxable benefits. The private placement was exempt from registration under the Securities Act of 1933, as amended, pursuant to an exemption afforded by Regulation S.

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

Item 3.        DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.        OTHER INFORMATION

Item 6.        EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	In addition, the following reports are incorporated by reference:

Current Report on Form 8-k “Item 5.01-Departure of Directors or Certain Officers”, dated December 11, 2008

Current Report on Form 8-K “Item 8.01-Other Events” dated November 12, 2008

Current Report on Form 8-K “Item 1.01-Entry into an Amendment of a Material Definitive Agreement”, dated December 4, 2008

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 15, 2008	By:	/s/ Kathy Chapman
Kathy Chapman
Chief Administrative Officer