Form 10-Q
period 2009-01-31
YUKON GOLD CORP INC
filed 2009-03-17
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐    No ☒

The number of shares of registrant's common stock outstanding as of January 31, 2009 was 33,650,629.

PART I – FINANCIAL INFORMATION

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Page No.

Interim Consolidated Balance Sheets as at January 31, 2009 (unaudited) and April 30, 2008 (audited)	F-2 to F3

Interim Consolidated Statements of Operations for the nine months and three months ended January 31, 2009 and January 31, 2008 and the period from Inception to January 31, 2009.	F-4

Interim Consolidated Statements of Cash Flows for the nine months ended January 31, 2009 and January 31, 2008 and the period from Inception to January 31, 2009.	F-5

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficit) from Inception to January 31, 2009	F-6 to F9

Condensed Notes to Interim Consolidated Financial Statements	F-10 to F-25

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Balance Sheets
As at January 31, 2009 and April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	January 31,	April 30,
	2009	2008
	$	$
ASSETS	(unaudited)	(audited)
CURRENT ASSETS

Cash and cash equivalents	113,819	1,255,620
Prepaid expenses and other (note 5)	63,735	282,347
Short-term investment in available-for-sale securities (note 8)	-	31,500

	177,554	1,569,467

RESTRICTED CASH (Note 4)	-	817,092
PROPERTY, PLANT AND EQUIPMENT	57,641	140,041
	235,195	2,526,600

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD
/s/ Robert Van Tassell
      Robert Van Tassell, Director

/s/ J. L. Guerra, Jr.
      J. L. Guerra, Jr., President, CEO and Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Balance Sheets As at January 31, 2009 and April 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	January 31,	April 30,
	2009	2008
	$	$
LIABILITIES	(unaudited)	(audited)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	345,092	221,222
Obligation under Capital Leases	2,450	3,100
Total Current Liabilities	347,542	224,322

Long -Term Portion of:
Obligations under Capital Lease	3,228	7,209

TOTAL LIABILITIES	350,770	231,531
GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT)

CAPITAL STOCK (Note 6)	3,365	2,899

ADDITIONAL PAID-IN CAPITAL	14,675,095	13,984,853

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(34,342)	196,474

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(14,759,693)	(11,889,157)
	(115,575)	2,295,069
	235,195	2,526,600

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Operations
For the nine months and three months ended January 31, 2009 and January 31, 2008 and the period from Inception to January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	January 31,	January 31,	January 31,	January 31,
	inception	2009	2008	2009	2008
	$	$	$	$	$

OPERATING EXPENSES

General and administration	6,647,530	839,688	1,409,684	150,071	942,711
Project expenses	9,082,146	1,931,660	3,263,022	208,022	265,211
Exploration Tax Credit	(605,716)	-	-	-	-
Amortization and Impairment	138,999	99,188	13,098	78,069	6,009
Loss on sale/disposal of capital assets	5,904	-	-	-	-

TOTAL OPERATING EXPENSES	15,268,863	2,870,536	4,685,804	436,162	1,213,931
LOSS BEFORE INCOME TAXES	(15,268,863)	(2,870,536)	(4,685,804)	(436,162)	(1,213,931)

Income taxes recovery	509,170	-	112,424	-	112,424
NET LOSS	(14,759,693)	(2,870,536)	(4,573,380)	(436,162)	(1,101,507)
Loss per share – basic and diluted		(0.09)	(0.18)	(0.01)	(0.04)

Weighted average common shares outstanding		32,278,431	25,472,297	33,650,629	28,418,050

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Cash Flows
For the nine month period ended January 31, 2009 and January 31, 2008 and the period from Inception to January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the nine	For the nine
		month period	month period
	Cumulative	ended	ended
	Since	January 31,	January 31,
	Inception	2009	2008
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(14,759,693)	(2,870,536)	(4,573,380)
Items not requiring an outlay of cash:
Amortization and Impairment	138,999	99,188	13,098
Loss on sale/disposal of property, plant and equipment	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	584,226	58,887	57,252
Common shares issued for settlement of severance liability to ex-officer	113,130	-	-
Stock-based compensation	1,289,246	28,399	469,057
Compensation expense on issue of warrants	140,892	17,813	88,228
Issue of shares for professional services	860,023	7,500	-
Issue of units against settlement of debts	20,077	-	-
Decrease (Increase) in prepaid expenses and other	(62,578)	178,552	186,225
Increase (Decrease) in accounts payable and accrued liabilities	344,602	153,359	(76,129)
(Increase) Decrease in restricted cash	-	817,092	2,266,602
Decrease in restricted deposit	-	-	17,889

NET CASH USED IN OPERATING ACTIVITIES	(11,137,047)	(1,509,746)	(1,551,158)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	(38,978)	(41,520)
(Investment) sale in available for sale securities	-	31,500	(250,000)
Sale of available for sale securities	(36,530)	(36,530)	210,000
Investment in restricted short-term deposits	-	-	(836,820)

NET CASH USED IN INVESTING ACTIVITIES	(258,839)	(44,008)	(918,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds from Demand promissory notes	200,000	-	-
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from issuance of units/shares – net	10,038,190	578,109	2,489,203
Proceeds (Repayments) from capital lease obligation	5,678	(2,788)	(1,660)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,482,537	575,321	2,487,543

EFFECT OF FOREIGN CURRENCY
EXCHANGE RATE CHANGES	27,168	(163,368)	108,711

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FOR THE QUARTER	113,819	(1,141,801)	126,756
Cash and cash equivalents, beginning of quarter	-	1,255,620	936,436

CASH AND CASH EQUIVALENTS, END OF QUARTER	113,819	113,819	1,063,192
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders' Equity (Deficit)
From Inception to January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Number of Common Shares #	Common Shares Amount $	Additional Paid-in Capital $	Subscription for Warrants $	Deficit, Accumulated during the Exploration Stage $	Comprehensive Income (loss) $	Accumulated Other Comprehensive Income (loss) $
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142	-	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares for Property Payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-	-	(12,796)	(12,796)
Net loss for the year	-	-	-	-	(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299	-	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	-	-	-	-
Issuance of common shares on Conversion of Convertible Promissory Note	76,204	8	57,144	-	-	-	-

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders' Equity (Deficit)
From Inception to January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

Foreign currency translation	-	-	-	-	9,717	9,717
Net loss for the year	-	-	-	(808,146)	(808,146)	-

Balance as of April 30, 2005	9,025,045	903	854,430	(1,375,835)	(798,429)	(2,475)

Stock based compensation - Directors and officers			216,416
Stock based compensation - Consultants			8,830
Issue of common shares and Warrants on retirement of Demand Promissory note	369,215	37	203,031
Units issued to an outside company for professional services settlement	24,336	2	13,384
Units issued to an officer for professional services settlement	12,168	1	6,690
Issuance of common shares for professional services	150,000	15	130,485
Units issued to shareholder	490,909	49	269,951
Units issued to a director	149,867	15	82,412
Units issued to outside subscribers	200,000	20	109,980
Issuance of common shares on Conversion of Convertible Promissory notes	59,547	6	44,654
Issuance of common shares on Exercise of warrants	14,000	2	11,998
Issuance of common shares on Conversion of Convertible
Promissory notes	76,525	8	57,386
Private placement of shares	150,000	15	151,485
Issuance of Common shares for property payment	133,333	13	99,987
Issuance of common shares on Conversion of Convertible Promissory notes	34,306	4	25,905
Issuance of common shares on Exercise of warrants	10,000	1	8,771
Issuance of common shares on Conversion of Convertible Promissory Notes	101,150	10	76,523

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders' Equity (Deficit)
From Inception to January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders' Equity (Deficit)
From Inception to January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)

Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)

Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes 543,615 flow through units	543,615	54	227,450			9,000	9,000
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)

Balance as of April 30, 2008	28,990,440	2,899	13,984,853		(11,889,157)	(4,693,693)	196,474

Shares for property payment	476,189	48	58,839
Stock based compensation			28,399
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of common shares for professional services	50,000	5	7,495
Realized gain on available-for-sales securities						(9,000)	(9,000)
Foreign currency translation						(221,816)	(221,816)
Net loss for the period					(2,870,536)	(2,870,536)	-

Balance as of January 31, 2009	33,650,629	3,365	14,675,095		(14,759,693)	(3,101,352)	(34,342)

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

2. GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. Because of continuing operating losses, negative working capital, shareholders’ deficiency and cash outflows from operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. In addition, the Company’s auditors included a “going concern” qualification in their report included with the Company’s annual financial statement for the year ended April 30, 2008. This qualification may make it more difficult to obtain additional financing. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will be available on acceptable terms, if at all or if the Company will attain profitable levels of operation.

The Company is actively pursuing equity and short-term bridge loan financing, which may include financing backed by a pledge of some or all of the Company’s exploration property assets. The Company also is simultaneously exploring opportunities to effect business combinations or joint ventures involving additional mining assets that may provide opportunities for greater long-term financing.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

3. NATURE OF OPERATIONS

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in acquisition and exploration of its two mining properties, both located in the Yukon Territory in Canada. The Company has not yet determined whether these properties contain mineral reserves that are economically recoverable. The business of mining and exploring for minerals involves a high degree of risk and there can be no assurances that current exploration programs will result in profitable mining operations.

4. RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds, which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be short-term deposits or cash or cash equivalents. As of January 31, 2009 and April 30, 2008 unexpended flow-through funds were $nil (as of April 30, 2008 unexpended flow-through funds were $817,092).

5. PREPAID EXPENSES AND OTHER

Included in “prepaid expenses and other” as of January 31, 2009, is an amount of $11,670 (CDN$14,314) being Goods & Services tax receivable from the Federal Government of Canada.

6. CAPITAL STOCK

a) Authorized

150,000,000 of Common shares, $0.0001 par value.

b) Issued

33,650,629 Common shares.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6. CAPITAL STOCK-Cont’d

c) Changes to Issued Share Capital

Year ended April 30, 2008

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton Property. The shares represent $57,252 (CDN$60,000), which is 40% of the contracted payment, and were valued at $0.42 (CDN$0.44) each. The balance 60% payment was paid in cash.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

The foregoing private placements were undertaken pursuant to an exemption offered by Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Six months ended October 31, 2008

On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property. These shares represent $58,887 (CDN$60,000), which is 40% of the contracted payment, and were valued at $0.123 (CDN$0.126) each. The balance of the property payment in the amount of $88,330 (CDN$90,000) was paid in cash.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6. CAPITAL STOCK-Cont’d

On May 16, 2008, the Company entered into a consulting agreement with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6-month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,648 (CDN$15,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008.

On July 23, 2008, the Company closed a non-brokered private placement to $976,563 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $613,778 (CDN$620,100). The Company paid a 5% finders fee on this private placement. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S. The flow through shares were issued at market without any additional price charged for sale of taxable benefits.

Three months ended January 31, 2009

The Company did not issue any capital stock during the quarter ended January 31, 2009.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

During the nine month period ended January 31, 2009, the following stock options were granted under the 2006 stock option plan:

On July 28, 2008 the board of directors granted options to a consultant to acquire 250,000 shares, to vest 50,000 immediately and the balance of 50,000 each at three-month intervals. These options can be exercised over a period of five (5) years. The exercise price was set at $0.15 (CDN$0.15) per share. These options were granted under the Company’s 2006 stock option plan. On December 12, 2008, the Company and the consultant mutually agreed to terminate the agreement effective October 31, 2008 and cancelled the 250,000 options on January 31, 2009.

For this nine month period ended January 31, 2009, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	19-	20-	28-	15-	28-	18-	14-	21-	25-	8-	28-
	Jan	Mar	Mar	Aug	Sept	Dec	Jan	Feb	Mar	Apr	July
	2007	2007	2007	2007	2007	2007	2008	2008	2008	2008	2008	TOTAL

Risk free rate	4.5%	4.5%	4.5%	5%	4.5%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Volatility factor	94.49%	57.48%	98.67%	91.68%	92.20%	101.61%	45.19%	95.77%	94.92%	94.49%	97.44%

Stock-based compensation cost expensed during the nine month period ended January 31, 2009	-	-	-	-	$17,127	-	-	-	-	-	11,272	$28,399

Unexpended Stock based compensation cost deferred over the vesting period	-	-	-	-	$9,328	-	-	-	-		-	$9,328

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

7. STOCK BASED COMPENSATION-Cont’d

As of January 31, 2009, there was $9,328 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine-month period ended January 31, 2009 was $28,399.

On June 11, 2008, the Company cancelled 200,000 stock options held by a former officer.

On December 12, 2008, the Company and a consultant mutually agreed to terminate the consulting agreement effective October 31, 2008 which resulted in the cancellation of 250,000 stock options on January 31, 2009.

Subsequent to the quarter ended January 31, 2009, on March 11, 2009 the Company cancelled 150,000 stock options held by a former director.

8. SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES

During the nine month period ended January 31, 2009, the Company sold the balance of 450,000 shares of Industrial Minerals, Inc. at an average selling price of $.0655 for a total consideration of $29,460 in the open market.

9. COMMITMENTS AND CONTINGENCIES

a) Mount Hinton Property Mining Claims

The Mount Hinton Property is adjacent to the Keno Hill Mining Camp in central Yukon Territory. It consists of 186 staked claims under the Yukon Quartz Mining Act, covering approximately 9300 acres.

On July 7, 2002 YGC, the Company’s wholly-owned subsidiary, entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of Yukon, Canada. This agreement was replaced with a revised and amended agreement (the “Hinton Option Agreement”) dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement is between the Company, its wholly-owned subsidiary YGC and the Hinton Syndicate.

YGC must make scheduled cash payments and perform certain work commitments to earn up to a 75% interest in the mineral claims, subject to a 2% net smelter return royalty in favor of the Hinton Syndicate, as further described below.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9. COMMITMENTS AND CONTINGENCIES-Cont’d

The schedule of Property Payments and Work Programs are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$146,484 (CDN$ 150,000) Paid
TOTAL	$745,216 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,019,160 (CDN$ 1,250,000)**Deferred
Jan. 1/09 to Dec. 31/09	$1,222,992 (CDN$ 1,500,000)
TOTAL	$4,418,421 (CDN$5,225,000)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,222,992 (CDN$1,500,000)

50% interest upon completion of Work Program expenditures of $2,038,320 (CDN$2,500,000)

75% interest upon completion of Work Program expenditures of $4,418,421 (CDN$5,225,000)

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

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,418,421 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC had earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC's interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,076,641 (CDN$5,000,000).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement (“Agreement”) with Atna Resources Ltd. (“Atna”). Under the terms of the Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Agreement for $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005; $86,805 (CDN$100,000) cash and an additional 133,334 common shares of the Company on December 12, 2006. On December 12, 2007 the Company paid $98,697 (CDN$100,000) being the next payment then due.

The Company has agreed to make subsequent payments under the Agreement of: $163,066 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $163,066 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permits the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $183,449 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $815,328 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9. COMMITMENTS AND CONTINGENCIES-Cont’d

e) Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007. The Mann Agreement has a one-year term commencing on December 15, 2007, and is automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Pursuant to the Mann Agreement, the parties agreed that Mr. Mann and the Company shall indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $122,299 (CDN$150,000). In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”). The Mann Warrants shall have a term of 5 years and an exercise price of $0.20 (CDN$0.24) . 250,000 of the Mann Warrants were fully vested upon issuance, and the remaining 250,000 vested 6 months from the date of issuance, on June 15, 2008. On December 12, 2008 the Company accepted Ronald Mann’s resignation as Chief Executive Officer and President and as a Director, and as an Officer and Director of YGC, the Company’s wholly-owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company’s operations or public disclosures. The Company agreed to pay Mr. Mann severance of $20,384 (CDN$25,000), payable in two installments. $10,192 (CDN$12,500) was paid on December 12, 2008 and the balance of $10,192 (CDN$12,500) is due on April 15, 2009.

f) As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement has a six-month term commencing on December 18, 2007 and is automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement. Pursuant to the Ryan Agreement, Mr. Ryan will receive an annual consulting fee of $97,839 (CDN$120,000). In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”). The Ryan Options were fully vested upon the date of issuance and have an exercise price of $0.20 (CDN $0.24) . On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months. On December 18, 2008 the Company advised Mr. Ryan by letter agreement that they would not be renewing the original consulting agreement however agreed to compensate him for his services on a month-to-month basis for a fee of $6,523 (CDN$8,000) per month. The letter agreement further states that either party may terminate the agreement with 15 days notice.

g) On February 11, 2008 by letter engagement agreement the Company contracted the services of a Corporate Secretarial company to fill the role of Mrs. Lisa Rose during her maternity leave for a monthly fee of $1,101 (CDN$1,350) plus eligible expenses.

h) On February 18, 2008 the Company and YGC, it’s wholly-owned subsidiary, signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008. On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract. During the quarter ended July 31, 2008 the Company paid $281,581 (CDN$288,339) to the contractor. During the quarter ended October 31, 2008 the Company paid $224,283 (CDN$270,149) to the contractor and on August 30, 2008 the drilling program was demobilized. The balance of the deposit in the amount of $8,362 (CDN$10,256) is being held by the diamond drilling company as a deposit on the 2009 drilling program.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9. COMMITMENTS AND CONTINGENCIES-Cont’d

i) On March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of $76,675 (CDN$81,300). The Company paid $18,579 (CDN$18,713) at April 30, 2008. During the quarter ended July 31, 2008 the Company paid an additional $41,042 (CDN$42,027). During the quarter ended October 31, 2008 the Company paid a further $17,054 (CDN$20,542) to the consultant. During the quarter ended January 31, 2009, the Company paid a final $28,698 (CDN$35,198) to the consultant and advised the consultant that the Company wished to cease work on the project at this time.

j) On March 25, 2008 the Company entered into a consulting agreement with Gary Cohoon (the “Cohoon Agreement”) pursuant to which Mr. Cohoon was retained as Vice-President, Exploration, of the Company. The Cohoon Agreement has a one-year term commencing on March 25, 2008 and is automatically renewable thereafter, unless terminated pursuant to its terms. Pursuant to the Cohoon Agreement, Mr. Cohoon will receive an annual consulting fee of $114,146 (CDN$140,000). Additionally, Mr. Cohoon received 200,000 options to purchase shares of the Company's common stock (the “Cohoon Options”). The Cohoon Options fully vested upon issuance and have an exercise price of $0.18 (CDN$0.22) . Effective January 1, 2009 Mr. Cohoon has been billing the Company at an hourly rate only for time spent.

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

l) On April 29, 2008 the Company entered into a letter agreement with R. Andrew Hureau for a contract position as Senior Geologist with YGC, the Company’s wholly-owned subsidiary. Mr. Hureau’s position commenced on May 1, 2008 at a rate of $623 (CDN$750) per day plus expenses. The letter agreement states that the term is on commencement and for the duration of drilling on the Marg Project, approximately mid June, 2008 to the end of August, 2008, on a regular schedule. The contract position ended on September 3, 2008.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9. COMMITMENTS AND CONTINGENCIES-Cont’d

n) On May 16, 2008 the Company entered into a consulting agreement (the “Clarke Agreement”) with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6 month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,648 (CDN$15,000). Clarke will also receive a monthly work fee of $2,854 (CDN$3,500) during the term of the agreement. Upon renewal, Clarke will receive an additional payment of $8,153 (CDN$10,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008, with an additional 50,000 shares issuable upon renewal. The Company paid the June and July installments on their respective due dates. The Company paid the August, September and October installments on their respective due dates. On December 20, 2008 the Company and the consultant mutually agreed to terminate the consulting agreement entered into on May 16, 2008, effective November 30, 2008. The Company paid Clarke a final work fee of $1,631 (CDN$2,000) on December 31, 2008.

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

p) On July 28, 2008 the Company entered into a consulting agreement with First Canadian Capital (“First Canadian”) pursuant to which First Canadian will provide general marketing and business consulting services for an initial term of one year, renewable thereafter. The Company will pay First Canadian $4,892 (CDN$6,000) per month. The Company paid the first three months of such fees in advance. In addition on July 28, 2008 the Company issued 250,000 stock options to buy the Company’s shares at a purchase price of $0.12 (CDN$0.15) per share. The stock options shall vest over the initial term of the agreement. During the quarter ended January 31, 2009, on December 12, 2008 the Company and First Canadian mutually agreed to terminate the agreement effective October 31, 2008 and all stock options were cancelled effective January 31, 2009.

10. RELATED PARTY TRANSACTIONS

Nine Months ended January 31, 2009

The Company and its subsidiary expensed a total of $116,094 in consulting fees & wages to five Company Directors, and $238,491 to five of its officers.

No director or officer exercised stock options during the nine month period ended January 31, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
January 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

11. CHANGES IN OFFICERS AND DIRECTORS

On August 1, 2008 the board of directors appointed Kathy Chapman Chief Administrative Officer of the Company.

On December 11, 2008 the Company accepted G.E. “Ted” Creber’s resignation as a Director.

On December 12, 2008 the Company accepted Ronald Mann’s resignation as Chief Executive Officer and President and as a Director, and as an Officer and Director of YGC, the Company’s wholly-owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company’s operations or public disclosures. The Company agreed to pay Mr. Mann severance of $20,384 (CDN$25,000), payable in two installments. $10,192 (CDN$12,500) was paid on December 12, 2008 and the balance of $10,192 (CDN$12500) is due on April 15, 2009.

On December 12, 2008 the Company appointed J.L. Guerra, Jr. President and Chief Executive Officer of both the Company and YGC. Mr. Guerra, Jr. is also the Chairman of the Company’s Board of Directors.

12. EXPIRY OF WARRANTS

On August 22, 2008, 245,455 warrants held by J.L. Guerra, Jr., Chairman of the Board, expired.

On December 28, 2008, 643,652 warrants held by shareholders expired.

13. NORMAL COURSE ISSUER BID

On November 12, 2008 the Company filed a Form 8-K to disclose that the Company has commenced a normal course issuer bid to purchase up to 1,682,531 shares of its common stock, representing approximately 5% of the Company’s outstanding shares. Blackmont Capital Corporation, based in Vancouver, British Columbia, was engaged to conduct the bid. While the Company has not rescinded the issuer bid, the Company is reconsidering its position with respect to the bid. As of the date of this report, the Company has no intention or ability to make any normal course issuer bids. If the Company effectuates the bid, the Company will pay prevailing market prices for the shares. Purchases pursuant to the bid will be made through the facilities of the Toronto Stock Exchange, subject to the rules of the Toronto Stock Exchange and applicable rules promulgated under the Securities Exchange Act of 1934, as amended. The bid will terminate on the earlier of November 13, 2009, or the date on which all of the shares to be acquired under the bid have been purchased. During the quarter ended January 31, 2009 the Company has not made any normal course issuer bids.

14. ANNUAL AND SPECIAL MEETING OF SHAREHOLDERS

On November 7, 2008 the Company received written permission from the TSX to extend the meeting date of their Annual and Special Meeting of Shareholders to January 31, 2009. During the quarter ended January 31, 2009 the Company did not hold its Annual and Special Meeting of Shareholders, in order to conserve cash. As a result, the Company remains in default under this TSX requirement.

15. SUBSEQUENT EVENTS

On February 2, 2009 the Toronto Stock Exchange (the "TSX") issued a letter to the Company stating that it is reviewing the eligibility of our common shares for continued listing on the TSX. As of the date of this report, the Company is not in compliance with certain of the listing standards of the TSX. The Company has been granted 210 days from the date of the letter to regain compliance with these requirements. In the event the Company is unable to meet the TSX standards its shares will likely cease to be listed for trading on the TSX.

On February 18, 2009 the Company entered into an engagement letter with PricewaterhouseCoopers LLP to provide tax consulting services and paid a retainer of $20,383 (CDN$25,000).

On March 11, 2009 the Company cancelled 150,000 stock options held by a former director.

On November 7, 2008 the Company received written permission from the TSX to extend the meeting date of their Annual and Special Meeting of Shareholders to January 31, 2009. As of the date of this report the Company has yet to hold its Annual and Special Meeting of Shareholders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE AND NINE MONTH PERIODS
ENDED JANUARY 31, 2009

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue, operates at a loss and expects operating losses to continue as long as it remains in an exploration stage and perhaps thereafter. As at January 31, 2009, we had accumulated losses of $14,759,693. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As of the date of the filing of this report, the Company has very limited cash on hand. Management has undertaken initiatives to obtain short term financing, which may include financing backed by a pledge of some or all of our exploration property assets. The Company also is simultaneously exploring opportunities to effect business combinations or joint ventures involving additional mining assets that may provide opportunities for greater long-term financing. Management also has taken steps to reduce operating costs, including reductions in staff, cancellation of consulting contracts, deferral of payments under renegotiated agreements, deferred all exploration activity and deferral of the annual and special meeting of shareholders.

The Company’s current obligations exceed its cash on hand. In particular, the Company was obligated to pay Revenue Canada approximately $98,740 (CDN$121,105) as flow-through interest and penalty in connection with “flow through” funds accepted by the Company from investors in prior periods. Subsequent to the period covered by this report, on February 27, 2009 the Company paid $8,153(CDN$10,000) towards this amount. The Company also owes Atna Resources Ltd. $183,449 (CDN$225,000) payable on or before April 30, 2009 in order to maintain the Company’s interest in the Marg Property. The Company has certain payment obligations coming due in the near future, as more particularly described in Note 9 “Commitments and contingencies” to the quarterly financial statements for the period ended January 31, 2009 and under the heading “Contractual Obligations and Commercial Commitments”, below.

Due to current difficult economic conditions and increased competition among small mineral exploration stage companies for available sources of capital, it has become relatively more difficult to raise financing than in the previous operating years of the Company. The continued depletion of current cash and cash equivalents to meet ongoing administrative expenses and other continuing obligations is a material concern of management. The continued operation of the Company is dependent on raising additional financing to meet commitments and obligations and there can be no assurance that such financing can be obtained on a timely basis or on favorable terms or at all. The Company was not able to raise additional capital during the quarter ended January 31, 2009 or subsequently to date.

As a result of current general economic conditions, the Company’s ability to attract investment and/or obtain financing is extremely limited. If we fail to obtain financing, the Company may be forced to cease doing business.

Caution Regarding Forward-Looking Statements

Certain statements contained in this MD&A constitute forward-looking statements. The use of any of the words “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “forecast”, “intend”, “likely”, “may”, “plan”, “potential”, “predict”, “project”, “pursue”, “seek”, “should”, “will”, “would” and similar expressions identify forward-looking statements. The foregoing is not an exhaustive list and other statements which are not limited to reciting historical fact may include forward-looking statements without being specifically identified by such words. Examples of forward-looking statements in this MD&A include but are not limited to discussion of ability to raise capital, to reduce costs, of regulatory compliance matters and plans for continued operations. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results or events to differ materially from those anticipated in such forward-looking statements.

Forward-looking statements are based on the Company’s assumptions, expectations, estimates and projections regarding its prospects, business and the economic environment in which it operates as of the date of the MD&A. The Company believes the expectations reflected in those forward-looking statements are reasonable but no assurance can be given that these expectations will prove to be correct and such forward-looking statements should not be unduly relied upon. These statements are current only as of the date of this MD&A. Except as specifically required by applicable law, the Company does not intend or undertake to update or revise any forward-looking statements to reflect subsequent information, events, results or circumstances.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of the risk factors set forth below and under the section entitled “Risk Factors”:

  low cash and cash equivalents on hand;
  the Company’s ability to raise capital;
  liabilities inherent in the Company’s operations;
  competition for, among other things, limited sources of capital;
  fluctuations in foreign exchange or interest rates and stock market volatility; and
  the other factors discussed under “Risk Factors”.

The above list of factors should not be construed as exhaustive.

SELECTED INFORMATION

	Three months	Three months
	ended	ended
	January 31,2009	January 31,2008

Revenues	Nil	Nil
Net Loss	$436,162	$1,101,507
Loss per share-basic and diluted	$(0.01)	$(0.04)

	Nine months	Nine months
	ended	ended
	January 31, 2009	January 31,2008

Revenues	Nil	Nil
Net Loss	$2,870,536	$4,573,380
Loss per share-basic and diluted	$(0.09)	$(0.18)

	As at	As at
	January 31, 2009	April 30, 2008

Total Assets	$235,195	$2,526,600
Total Liabilities	$350,770	$231,531
Cash dividends declared per share	Nil	Nil

Revenues

No revenue was generated by the Company's operations during the nine month and three month period ended January 31, 2009 and January 31, 2008 respectively.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three months ended January 31, 2009 is general and administrative expense of $150,071 as compared to $942,711 for the three months ended January 31, 2008. General and administrative expense for the nine month period ended January 31, 2009 was $839,688 as compared with $1,409,684 for the nine month period ended January 31, 2008. General and administrative expense represents approximately 34.41% of the total operating expense for the three months ended January 31, 2009 and approximately 77.66% of the total operating expense for the three months ended January 31, 2008. The reduction in general and administration expense during the three months ended January 31, 2009 is due to management effort to reduce costs in light of the difficult current economic conditions.

(b) Project Expense

Included in operating expenses for the three months ended January 31, 2009 is project expenses of $208,022 as compared with $265,211 for the three months ended January 31, 2008. Project expenses for the nine month period ended January 31, 2009 was $1,931,660 as compared with $3,263,022 for the nine month period ended January 31, 2008. Project expense is a significant expense and it represents approximately 47.69% of the total operating expense for the three months ended January 31, 2009 and approximately 21.85% of the total operating expense for the three months ended January 31, 2008. Due to lower cash availability, project expenses during the current nine month period were significantly less than the prior similar period.

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

Provided all Property Payments have been made that are due prior to the Work Program expenditure levels being attained, YGC shall have earned a:

25% interest upon completion of Work Program expenditures of $1,222,992 (CDN$1,500,000)

50% interest upon completion of Work Program expenditures of $2,038,320 (CDN$2,500,000)

75% interest upon completion of Work Program expenditures of $4,418,421 (CDN$5,225,000)

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

The Hinton Option Agreement contemplates that upon the earlier of: (i) a production decision or (ii) investment of $4,418,421 (CDN$5,225,000) or (iii) YGC has a minority interest and decides not to spend any more money on the project, YGC's relationship with the Hinton Syndicate will become a joint venture for the further development of the property. Under the terms of the Hinton Option Agreement, the party with the majority interest would control the joint venture. Although YGC had earned a 50% interest as at October 31, 2007, if the relationship is converted to a joint venture currently, YGC's interest would automatically be reduced to a 45% interest in the joint venture (by the terms of the Hinton Option Agreement) and the Hinton Syndicate would control the joint venture. Once the 75% interest is earned, as described above, YGC has a further option to acquire the remaining 25% interest in the mineral claims for a further payment of $4,076,641 (CDN$5,000,000).

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

The Company has agreed to make subsequent payments under the Agreement of: $163,066 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $163,066 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permits the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $183,449 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $815,328 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

	January 31, 2009	January 31, 2008

Cash and cash equivalent	$113,819	$1,063,192
Working capital (deficit)	$(169,988)	$1,777,983
Cash used in operating activities	$(1,509,746)	$(1,551,158)
Cash used in investing activities	$(44,008)	$(918,340)
Cash provided in financing activities	$575,321	$2,487,543

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of January 31, 2009.

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

Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007. The Mann Agreement has a one-year term commencing on December 15, 2007, and is automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Pursuant to the Mann Agreement, the parties agreed that Mr. Mann and the Company shall indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $122,299 (CDN$150,000). In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”). The Mann Warrants shall have a term of 5 years and an exercise price of $0.20 (CDN$0.24) . 250,000 of the Mann Warrants were fully vested upon issuance, and the remaining 250,000 vested 6 months from the date of issuance, on June 15, 2008. On December 12, 2008 the Company accepted Ronald Mann’s resignation as Chief Executive Officer and President and as a Director, and as an Officer and Director of YGC, the Company’s wholly-owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company’s operations or public disclosures. The Company agreed to pay Mr. Mann severance of $20,384 (CDN$25,000), payable in two installments. $10,192 (CDN$12,500) was paid on December 12, 2008 and the balance of $10,192 (CDN$12,500) is due on April 15, 2009.

As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement has a six-month term commencing on December 18, 2007 and is automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement. Pursuant to the Ryan Agreement, Mr. Ryan will receive an annual consulting fee of $97,839 (CDN$120,000). In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”). The Ryan Options were fully vested upon the date of issuance and have an exercise price of $0.20 (CDN $0.24) . On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months. On December 18, 2008 the Company advised Mr. Ryan by letter agreement that they would not be renewing the original consulting agreement however agreed to compensate him for his services on a month-to-month basis for a fee of $6,523 (CDN$8,000) per month. The letter agreement further states that either party may terminate the agreement with 15 days notice.

On February 11, 2008 by letter engagement agreement the Company contracted the services of a Corporate Secretarial company to fill the role of Mrs. Lisa Rose during her maternity leave for a monthly fee of $1,101 (CDN$1,350) plus eligible expenses.

On February 18, 2008 the Company and YGC, its wholly-owned subsidiary, signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008. On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract. During the quarter ended July 31, 2008 the Company paid $281,581 (CDN$288,339) to the contractor. During the quarter ended October 31, 2008 the Company paid $224,283 (CDN$270,149) to the contractor and on August 30, 2008 the drilling program was demobilized. The balance of the deposit in the amount of $8,362 (CDN$10,256) is being held by the diamond drilling company as a deposit on the 2009 drilling program.

On March 10, 2008 the Company entered into a contract with a global mining consultancy business for a scoping study and to prepare a report pursuant to the terms of Canadian National Instrument 43-101, regarding the Marg Deposit at an estimated cost of $76,675 (CDN$81,300). The Company paid $18,579 (CDN$18,713) at April 30, 2008. During the quarter ended July 31, 2008 the Company paid an additional $41,042 (CDN$42,027). During the quarter ended October 31, 2008 the Company paid a further $17,054 (CDN$20,542) to the consultant. During the quarter ended January 31, 2009, the Company paid a final $28,698 (CDN$35,198) to the consultant and advised the consultant that the Company wished to cease work on the project at this time.

On March 25, 2008 the Company entered into a consulting agreement with Gary Cohoon (the “Cohoon Agreement”) pursuant to which Mr. Cohoon was retained as Vice-President, Exploration, of the Company. The Cohoon Agreement has a one-year term commencing on March 25, 2008 and is automatically renewable thereafter, unless terminated pursuant to its terms. Pursuant to the Cohoon Agreement, Mr. Cohoon will receive an annual consulting fee of $114,146 (CDN$140,000). Additionally, Mr. Cohoon received 200,000 options to purchase shares of the Company's common stock (the “Cohoon Options”). The Cohoon Options fully vested upon issuance and have an exercise price of $0.18 (CDN$0.22) . Effective January 1, 2009 Mr. Cohoon has been billing the Company at an hourly rate only for time spent.

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

On April 29, 2008 the Company entered into a letter agreement with R. Andrew Hureau for a contract position as Senior Geologist with YGC, the Company’s wholly-owned subsidiary. Mr. Hureau’s position commenced on May 1, 2008 at a rate of $623 (CDN$750) per day plus expenses. The letter agreement states that the term is on commencement and for the duration of drilling on the Marg Project, approximately mid June, 2008 to the end of August, 2008, on a regular schedule. The contract position ended on September 3, 2008.

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

On May 16, 2008 the Company entered into a consulting agreement (the “Clarke Agreement”) with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6 month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,648 (CDN$15,000). Clarke will also receive a monthly work fee of $2,906 (CDN$3,500) during the term of the agreement. Upon renewal, Clarke will receive an additional payment of $8,302 (CDN$10,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008, with an additional 50,000 shares issuable upon renewal. The Company paid the June and July installments on their respective due dates. During the quarter ended October 31, 2008 the Company paid the August, September and October installments on their due dates. On December 20, 2008 the Company and the consultant mutually agreed to terminate the consulting agreement entered into on May 16, 2008, effective November 30, 2008. The Company paid Clarke a final work fee of $1,631 (CDN$2,000) on December 31, 2008.

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

On July 28, 2008 the Company entered into a consulting agreement with First Canadian Capital (“First Canadian”) pursuant to which First Canadian will provide general marketing and business consulting services for an initial term of one year, renewable thereafter. The Company will pay First Canadian $4,892 (CDN$6,000) per month. The Company paid the first three months of such fees in advance. In addition on July 28, 2008 the Company issued 250,000 stock options to buy the Company’s shares at a purchase price of $0.12 (CDN$0.15) per share. The stock options shall vest over the initial term of the agreement. During the quarter ended January 31, 2009, on December 12, 2008 the Company and First Canadian mutually agreed to terminate the agreement effective October 31, 2008 and all stock options were cancelled effective January 31, 2009.

Changes in Officers and Directors

On December 11, 2008 the Company accepted the resignation of G.E. “Ted” Creber as a Director.

On December 12, 2008 the Company accepted Ronald Mann’s resignation as Chief Executive Officer and President and as a Director, and as an Officer and Director of YGC, the Company’s wholly-owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company’s operations or public disclosures. The Company agreed to pay Mr. Mann severance of $20,384 (CDN$25,000), payable in two installments. $10,192 (CDN$12,500) was paid on December 12, 2008 and the balance of $10,192 (CDN$12500) is due on April 15, 2009.

On December 12, 2008 the Company appointed J.L. Guerra, Jr. President and Chief Executive Officer of both the Company and YGC. Mr. Guerra, Jr. is also the Chairman of the Company’s Board of Directors.

Normal Course Issuer Bid

On November 12, 2008 the Company filed a Form 8-K to disclose that the Company has commenced a normal course issuer bid to purchase up to 1,682,531 shares of its common stock, representing approximately 5% of the Company’s outstanding shares. Blackmont Capital Corporation, based in Vancouver, British Columbia, was engaged to conduct the bid. While the Company has not rescinded the issuer bid, the Company is reconsidering its position with respect to the bid. As of the date of this report, the Company has no intention or ability to make any normal course issuer bids. If the Company effectuates the bid, the Company will pay prevailing market prices for the shares. Purchases pursuant to the bid will be made through the facilities of the Toronto Stock Exchange, subject to the rules of the Toronto Stock Exchange and applicable rules promulgated under the Securities Exchange Act of 1934, as amended. The bid will terminate on the earlier of November 13, 2009, or the date on which all of the shares to be acquired under the bid have been purchased. During the quarter ended January 31, 2009 the Company has not made any normal course issuer bids.

Annual and Special Meeting of Shareholders

On November 7, 2008 the Company received written permission from the TSX to extend the meeting date of their Annual and Special Meeting of Shareholders to January 31, 2009. During the quarter ended January 31, 2009 the Company did not hold its Annual and Special Meeting of Shareholders.

Subsequent Events

On February 2, 2009 the Toronto Stock Exchange (the "TSX") issued a letter to the Company stating that it is reviewing the eligibility of our common shares for continued listing on the TSX. As of the date of this report, the Company is not in compliance with certain of the listing standards of the TSX. The Company has been granted 210 days from the date of the letter to regain compliance with these requirements. In the event the Company is unable to meet TSX standards, its shares will likely cease to be listed.

On February 18, 2009 the Company entered into an engagement letter with PricewaterhouseCoopers LLP to provide tax consulting services and paid a retainer of $20,383 (CDN$25,000).

On March 11, 2009 the Company cancelled 150,000 stock options held by a former director.

On November 7, 2008 the Company received written permission from the TSX to extend the meeting date of their Annual and Special Meeting of Shareholders to January 31, 2009. As of the date of this report, the Company has not held its Annual and Special Meeting of Shareholders.

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

(a)

Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at January 31, 2009. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

2.	WE DO NOT HAVE ADEQUATE CASH ON HAND TO MEET CURRENT OBLIGATIONS

As of the date of the filing of this report, the Company has very little cash. The Company’s current obligations exceed its cash on hand. In particular, as at January 31, 2009 the Company was obligated to pay Revenue Canada approximately $98,740 (CDN$121,105) as flow-through interest and penalty in connection with “flow through” funds accepted by the Company from investors in prior periods. Subsequent to the period covered by this report, on February 27, 2009 the Company paid $8,153 (CDN$10,000) towards this amount. The Company also owes Atna Resources Ltd. $183,449(CDN$225,000) payable on or before April 30, 2009 in order to maintain the Company’s interest in the Marg Property.

As a result of current general economic conditions, the Company’s ability to attract investment and/or obtain financing is extremely limited. If we fail to obtain financing, the Company will be forced to cease doing business.

3.	WE HAVE NO SOURCE OF OPERATING REVENUE AND EXPECT TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF WE ARE ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

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

4.	OUR SHARES MAY CEASE TO BE LISTED ON THE TSX

On February 2, 2009 the Toronto Stock Exchange (TSX) issued a letter to the Company stating that it is reviewing the eligibility of our common shares for continued listing on the TSX. As of the date of this report, the Company is not in compliance with certain of the listing standards of the TSX. The Company has been granted 210 days from the date of the letter to regain compliance with these requirements. If the Company is unable to meet TSX standards, it’s shares will cease to be listed for trading on the TSX.

5.	SHELL COMPANY STATUS

As a result of our financial deterioration the Company may be considered a “shell” company under applicable SEC rules. If the Company is considered a “shell” company, the exemption from registration under SEC Rule 144 for the resale of our stock by our shareholders would not be available. As a result, investors purchasing newly issued “restricted” stock of the Company may not be able to obtain liquidity for their shares as readily or as predictably as would be the case if Rule 144 applies. Consequently, it may be more difficult for the Company to obtain new equity investment.

6.	GOING CONCERN QUALIFICATION

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

7.	THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

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

8.	OUR BUSINESS IS AFFECTED BY CHANGES IN COMMODITY PRICES.

Our ability to develop our mineral properties and the future profitability of the Company is directly related to the market price of certain minerals. The Company would be negatively affected if commodity prices were to fall.

9.	OUR BUSINESS IS SUBJECT TO CURRENCY RISKS.

The Company conducts the majority of its business activities in Canadian dollars. Consequently, the Company is subject to gains or losses due to fluctuations in Canadian currency relative to the U.S. dollar.

10.	CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE IMPACTS

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

11.	A GENERAL DETERIORATION IN ECONOMIC CONDITIONS MAY HAVE ADVERSE IMPACTS

The current economic environment is challenging and uncertain. The consequences of a prolonged recession may include a lower level of economic activity and uncertain regarding commodity markets. Further, the risks associated with industries in which the Company operates become more acute in periods of a slowing economy or slow growth.

12.	WE MUST MAKE REGULAR ONGOING INVESTMENTS IN ORDER TO MAINTAIN OUR MINERAL CLAIMS.

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

13.	WEATHER INTERRUPTIONS IN YUKON MAY DELAY OUR PROPOSED EXPLORATION OPERATIONS.

Weather factors will significantly affect our exploration efforts. Currently, we can only work above ground at the Mount Hinton and Marg Properties from late May until early October of each year, depending upon how early snowfall occurs.

14.	WE COULD ENCOUNTER REGULATORY AND PERMITTING DELAYS.

We could face delays in obtaining permits to operate on the Mount Hinton and Marg Properties. Such delays could jeopardize financing, if any is available, in which case we would have to delay or abandon work on one or both of the properties.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

Item 6.

EXHIBITS & REPORTS ON FORM 8-K

Exhibits

(a)	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	In addition, the following reports are incorporated by reference:

Current Report on Form 8-K “Item 5.01 -Departure of Directors or Certain Officers” dated December 11, 2008

Current Report on Form 8-K “Item 8.01 -Other Events” dated November 12, 2008

Current Report on Form 8-K “Item 1.01 -Entry into an Amendment of a Material Definitive Agreement”, dated December 4, 2008

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2009	By:	/s/ Kathy Chapman
Kathy Chapman
Chief Administrative Officer