Form 10-K
period 2009-04-30
YUKON GOLD CORP INC
filed 2009-09-14
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year April 30, 2009,

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 000-50427

YUKON GOLD CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2243048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

139 Grand River St. N., PO Box 510
Paris, Ontario N3L 3T6 Canada
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 210-355-3233

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (s 220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporter.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of April 30, 2009 was approximately $1,214,686 for the issuer’s Common Stock reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

As of April 30, 2009, 40,489,535 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure Yes ☐ No ☒

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which include, without limitation, statements about our explorations, development, efforts to raise capital, expected financial performance and other aspects of our business identified in this Annual Report, as well as other reports that we file from time to time with the Securities and Exchange Commission. Any statements about our business, financial results, financial condition and operations contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “expects,” “intends,” “projects,” or similar expressions are intended to identify forward-looking statements. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described below and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, except as required by law, even as new information becomes available or other events occur in the future.

Item 1. Description of Business.

In this report, the terms “Yukon Gold”, “Company,” “we,” “us” and “our” refer to Yukon Gold Corporation, Inc. The term “common stock” refers to the Company’s common stock, par value $0.0001 per share.

Yukon Gold is an exploration stage mining company. Our objective is to explore and, if warranted and feasible, to develop mineralized material on the mineral claims located in the Mayo Mining District of Yukon, Canada. We hold these claims through our wholly owned subsidiary, Yukon Gold Corp., an Ontario, Canada Corporation (“YGC”). All of our exploration activities are undertaken through YGC. Our mineral claims are referred to herein collectively as the “Marg Property.” We cannot ascertain at this time whether a commercially viable mineral resource exists on the Marg Property.

Subsequent to the period covered by this annual report, on May 21, 2009, the Company sold all of its rights to the Mount Hinton Property, as further described in Note 19 in the Consolidated Financial Statements for the year ended April 30, 2009 included in this report.

RISK FACTORS

1.	WE HAVE VERY LIMITED WORKING CAPITAL AND MAY NOT BE ABLE TO CONTINUE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS AND THE REQUIREMENTS OF THE EXCHANGES ON WHICH OUR SHARES TRADE

Yukon Gold does not have sufficient working capital to maintain its ongoing operations, to prepare and file regular reports required to meet the disclosure requirements of the Securities and Exchange Commission or the Ontario Securities Commission or to meet the requirements of the exchanges on which our stock trades. We run the risk of being de-listed on all exchanges in which our stock currently trades.

On August 26, 2009, the Toronto Stock Exchange ("TSX"), announced that it would de-list the Company’s common shares, effective at the close of the market on September 25, 2009. The decision was based upon the Company’s failure to meet multiple listing requirements of TSX. The Company is appealing this decision

2.	WE MAY HAVE TO PURCHASE ADDITION MINERAL PROPERTIES TO SECURE FINANCNG AND REMAIN VIABLE

Yukon Gold must immediately secure additional financing to remain viable. Management of Yukon Gold believes that we must identify and purchase new mineral properties in order to obtain such financing.

3.	WE DO NOT HAVE AN OPERATING BUSINESS.

Yukon Gold has rights in certain mineral claims located in Yukon, Canada. To date we have done limited exploration of the property covered by our mineral claims. We do not have a mine or a mining business of any kind. There is no assurance that we will develop an operating business in the future.

4.	WE HAVE NO SOURCE OF OPERATING REVENUE AND EXPECT TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF WE ARE ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, we have no source of revenue, we do not have working capital to complete our exploration programs (including feasibility studies) and we do not have any commitments to obtain additional financing. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to raise the capital necessary to conduct this exploration and preserve our interest in these mineral claims;
  our ability to raise capital to develop the Marg Property, establish a mining operation, and operate this mine in a profitable manner; and.
  our ability to raise capital to purchase additional properties that may make our business more attractive to investors in exploration stage mining companies.

Failure to raise the necessary capital to continue exploration and development could cause us to go out of business.

5.	GOING CONCERN QUALIFICATION.

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

6.	THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

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

7.	OUR BUSINESS IS SUBJECT TO CURRENCY RISKS.

The Company conducts the majority of its business activities in Canadian dollars. Consequently, the Company is subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar.

Item 2. Description of Property

The Marg Property

The Marg Property consists of 402 contiguous mineral claims covering approximately 20,000 acres. Access to the claim group is possible either by helicopter, based in Mayo, Yukon Territory, Canada, located approximately 80 km to the southwest or by small aircraft to a small airstrip located near the Marg deposit. A 50 kilometer winter road from Keno City to the property boundary was completed in 1997. The camp site on the property provides accommodation for up to 12 people. Presently the hydroelectric power grid terminates at Keno City some 50km to the southwest and water is available from the Keno Ladue River, which flows through the property.

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

Marg Property Claims
held by
Yukon Gold Corp.

Claim Name	Claim Number	Grant Number	Expiry Date
Tudl	1 to 32	YA76768-YA76799	January 14, 2024
Marg	1 to 86	YB02385-YB02470	January 14, 2023
Marg	87 to 116	YB02471-YB02500	January 14, 2019
Marg	117 to 130	YB02501-YB02514	January 14, 2019
Marg	131 to 144	YB02515-YB02528	January 14, 2015
Marg	145 to 158	YB02529-YB02593	January 14, 2023
Marg	159 to 178	YB02594-YB02613	January 14, 2015
Marg	179 to 190	YB02944-YB02955	January 14, 2023
Marg	191 to 290	YB03107-YB03206	January 14, 2023
Marg	291 to 308	YB03606-YB03623	January 14, 2023
Marg	309-310	YB03624-YB03625	January 14, 2017
Marg	311-328	YB03626-YB03643	January 14, 2023
Marg	329-330	YB03644-YB03645	January 14, 2017
Marg	331-370	YB03646-YB03685	January 14, 2023

Marg Acquisition Agreement

The following is a description of the Company’s acquisition of the Marg property. During the period covered by this report, the Company completed its acquisition of the Marg property and currently owns it outright.

In March of 2005, our wholly owned Canadian subsidiary, YGC, acquired from Medallion Capital Corp. (“Medallion”) all of Medallion's rights to purchase and develop the Marg Property which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the central area of Yukon, Canada. The price paid by the Company was Medallion's cost to acquire the interest. Medallion is owned and controlled by a former director of the Company, Stafford Kelley. The rights acquired by YGC arise under a Property Purchase Agreement between Medallion and Atna Resources Ltd. (“Atna”), hereinafter referred to as the “Marg Acquisition Agreement.” Under the terms of the Marg Acquisition Agreement the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Marg Acquisition Agreement of $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005; $86,805 (CDN$100,000) cash and an additional 133,334 common shares of the Company on December 12, 2006 and $98,697 (CDN$100,000) in cash on December 12, 2007. The Company agreed to make subsequent payments under the Agreement of: $167,645 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $167,645 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN$225,000), whereby the common shares were valued at $0.0276 (CDN $0.0329) each. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $838,223 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

Our expenditures for exploration on the Marg Property are as follows: On May 16, 2006 the Company accepted a proposed work program, budget and cash call schedule for the Marg Property totaling $1,674,866 (CDN$1,872,500) for the 2006 Work Program. On May 15, 2006 the Company paid $199,016 (CDN$222,500) to the contractor, on June 1, 2006 the Company paid $536,673 (CDN$600,000) to the contractor, and on July 20, 2006 the Company paid $357,782 (CDN$400,000) to the contractor. The fourth payment of $357,782 (CDN$400,000) was paid on August 20, 2006 and the fifth payment of $223,613 (CDN$250,000) paid on September 20, 2006. On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project totaling $2,100,528 (CDN$2,281,880) for the 2007 Work Program. The Company had approximately $515,561(CDN$550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $703,037 (CDN$750,000), on June 15, 2007 the Company paid $703,037 (CDN$750,000), and on July 15, 2007 the Company paid $703,037 (CDN$750,000) being three of the four cash call payments. The fourth and final payment of $402,244 (CDN$380,000) was paid on August 15, 2007. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120), being the balance of the third cash call payment for the Mount Hinton 2007 Work Program from cash call funds previously allocated to the Marg Project. These re-allocated funds were not needed for the Marg Project. As of January 23, 2008, unused funds of $388,524 (CDN$390,000) were refunded by our work program manager to the Company.

Exploration at Marg Property

The Marg property has had an extensive exploration history with numerous owners and work programs. The area was first staked in 1965 to follow-up anomalous results in a government stream sediment survey. The initial exploration was directed towards finding silver bearing veins but when none were discovered the claims were allowed to lapse. In 1982 the ground was re-staked by a consortium looking for “SEDEX” style lead-zinc mineralization and this resulted in the discovery of the Marg mineralization. In the following years, exploration consisted of geochemical and geophysical surveying, geological mapping, hand trenching and diamond drilling which progressively expanded the limits of the known mineralization. This work was done by various companies who entered into agreements to explore the ground or relinquish their interests. To date a total of 34,203 meters of diamond drilling has been performed on the Marg property.

Yukon Gold started its exploration efforts in 2005 when 1,184.6 meters were drilled in four holes. Exploration continued in 2006 and 2007 when nine holes totaling 2,986 meters and 3,307 were drilled respectively. The programs were managed by Archer Cathro & Associates (1981) and were designed to test the “down-dip” extent of the mineralization. During 2008 the company completed 3,674 metres of drilling in ten holes.

Three estimates on the Marg mineralization that are compliant with Canadian National Instrument No. 43-101 (“NI 43-101”) have been prepared. The first completed by P. Holbek (2005) used the polygonal method the in the second by G. Giroux and R. Carne (2007) used a block model method and the third by Scott Wilson RPA (2008) used a block model method. The Giroux and Carne estimate was based on copper equivalent cutoffs while the Holbek and Scott Wilson RPA estimates were based on NSR values as indicated. The Scott Wilson RPA estimate incorporated all drilling to the end of 2007 The mineralization is contained in four zones with strike lengths from 650 metres to 1,200 metres. Results of these two estimates are tabulated below:

	Giroux/Carne				Holbek		Scott Wilson RPA
Cut-Off	0.5% Cu		1.00% Cu		C$40 NSR		C$70NSR
	Indicated	Inferred	Indicated	Inferred	Indicated	Inferred	Indicated	Inferred
Mineralized Material Tonnes	1,930,000	6,300,000	1,720,000	4,800,000	4,646,200	880,800	5,700,000	2,150,000
% Copper	1.84	1.55	1.97	1.81	1.80	1.55	1.52	1.18
% Zinc	4.34	4.22	4.59	4.64	4.77	3.75	3.66	3.39
% Lead	2.28	2.09	2.40	2.28	2.57	1.90	1.91	1.63
Silver (g/t)	56.66	50.62	59.72	55.4	65	50.42	48	38
Gold (g/t)	0.90	0.72	0.95	.78	0.99	0.95	0.78	.65

The latest estimate, prepared by Scott Wilson RPA in July of 2008 was based on the following parameters:

1. The classification of mineral resources follows CIM Definition Standards for Indicated Resources.
2. Mineral resources have been estimated by kriging into blocks constrained by wireframed mineral lenses.
3. NSR values are based on assumed metallurgical recoveries of 60% for Cu, 80% for Zn, and 60% for Pb; and on metal prices of US$2.50 for Cu, US$0.90 for Zn, US$0.70 for Pb, US$13.50 for Ag and US$800 for Au; and foreign exchange of C$1.00=US$ 0.90.

We note that the terms “indicated resources” and “resources” (used above) refer to a standard that is recognized in Canada but is not accepted by the United States Securities and Exchange Commission (the “SEC”) for disclosure purposes. Generally, an “indicated” or “inferred” estimate does not rise to the level of certainty required by SEC guidelines. A “resource” should not be confused with a “reserve,” which has been established using stricter guidelines and may carry an estimate of dollar value.

All previous operators employed Chemex Labs in Vancouver for their analytical work. In Yukon Gold’s 2006 to 2007 programs, all core sampling, collection of geotechnical data and core logging was done on site. Mineralized intervals were split and one-half was sent to ALS Chemex Labs, North Vancouver, B.C. Blank samples consisting of barren limestone were routinely inserted into the sample stream. Duplicate samples collected by quartering core were inserted into the sample stream. Prepared pulps and coarse rejects were sent as check samples to Acme Analytical Laboratories Ltd. in Vancouver. Reanalysis for results greater than 1% copper, lead or zinc were routinely carried out. The drill core is stored on the property at the camp location. The 2008 program also used the ALS Chemex Laboratories. Standard basemetal samples and blank samples were included with all shipments to the laboratory and duplicate, quarter-core samples were forwarded to G&T Metallurgical Services Ltd, from all mineralized intervals in order to provide check assays

At the laboratory, core samples were weighed, dried and crushed to 70% minus 2 mm, before a 250 g split was taken and pulverized to better than 85% minus 75 microns. A 10 gram split of the pulverized fraction was dissolved in aqua regia and analyzed for 50 elements by a combination of ICPMS and ICPAES techniques. Over limit copper, lead, zinc and silver values were determined using atomic absorption spectroscopy (AAS). A 30 gram split was analyzed for gold with a fire assay preparation and AAS finish. ALS Chemex operates according to the guidelines set out in ISO/IEC Guide 25 "General requirements for the competence of calibration and testing laboratories" and the company is certified to ISO 9002 by KPMG in Canada and other countries. Duplicate analyses were performed by Acme Analytical Laboratories in Vancouver using a process similar to Chemex for drilling between 2005 and 2008 and by G&T Metallurgical Services Ltd for the 2008 drilling.

Though the property is without known mineral reserves, Yukon Gold believes that exploration potential within the Marg Property is good. Presently the hydroelectric power grid terminates at Keno City some 50km to the southwest and water is available from the Keno Ladue River which flows through the property.

During the summer of 2008, we undertook an exploration program at the Marg Property to extend the currently known mineralization, verify continuity of mineralization and provide samples for initial metallurgical test work. The drilling results of the nine holes drilled at the Marg Property in the summer of 2008 are generally consistent with the previous results from prior drilling programs reflected in the Company’s mineral report. We continue to hit mineralized material to the west of known resources.

In November 2008, Yukon Gold announced the results of the 2008 diamond drill program The results of the drilling program are summarized below:

Hole_ID	from	to	core width (m)	Cu %	Pb %	Zn %	Ag g/t	Au g/t

M-108	111.42	111.85	0.43	1.49	2.20	3.84	53.90	1.33
	158.29	162.8	4.51	0.60	1.26	2.19	44.27	2.04
	181.6	185.8	4.20	1.67	3.40	5.53	82.81	1.81
	195.8	196.43	0.63	0.17	1.37	1.75	26.70	0.36

M-109	145.8	157.35	11.55	1.72	1.72	3.64	42.41	0.63

M-110	246.1	255.9	9.80	2.15	3.50	7.37	79.26	1.25
	290.8	291.3	0.50	1.69	1.97	3.86	93.50	1.34
	295.5	306	10.50	1.03	1.69	3.23	46.71	0.90

M-111	294.2	299.9	5.70	1.52	2.06	4.71	44.20	0.93
	332.77	337.6	4.83	0.87	1.63	3.10	39.03	0.52

M-112	294.65	295.2	0.55	1.78	3.49	6.92	75.70	1.69
	298.2	301.9	3.70	1.89	2.26	6.53	69.05	1.05
	314.3	315.7	1.40	0.97	1.55	3.05	44.14	0.47
	332.9	336	3.10	0.64	0.73	1.43	20.35	0.23

M-113	329.7	335.7	6.00	2.24	1.01	2.25	15.04	0.01
	379.6	380.4	0.80	1.60	2.40	4.65	59.00	0.55

M-114	418.6	420.1	1.50	0.38	0.48	0.86	10.74	0.13
	including
	419.6	420.1	0.50	0.90	1.16	2.03	25.80	0.24

M-115	275.8	276.3	0.50	0.17	1.94	3.37	67.20	0.03

M-116	333.1	335.15	2.05	0.17	0.60	1.71	10.63	0.08
	including
	334.6	335.15	0.55	0.36	1.59	4.36	24.10	0.15

M-116	361.35	362.5	1.15	1.60	0.86	2.61	24.16	0.44
	including
	361.95	362.5	0.55	3.05	1.55	4.78	42.30	0.81

M-117 No Significant Intersections

Again, the reader is cautioned that the terms “indicated” and “inferred” are not terms that are recognized by the SEC's guidelines for disclosure of mineral properties, however, they are recognized defined terms under Canadian disclosure guidelines. Generally, an “indicated” or “inferred” estimate does not rise to the level of certainty required by SEC guidelines. Also, the internal review was based on comparisons with proximate deposits and associated feasibility studies at then current metal prices, estimated trucking and shipping costs, industry treatment and refining costs, average metallurgical recoveries and concentrate grades from five VMS deposits. The internal review has not been analyzed by an independent Qualified Person and therefore the results of this review should not be relied upon. Yukon Gold believes that the internal review provides an indication of the potential of the Marg Deposit and is relevant to ongoing exploration.

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

Corporate Office

The Company’s corporate offices were located at 55 York Street, Suite 401, Toronto, Ontario M5J 1R7 until August 26, 2009. The Company entered into a five-year lease, which was executed on March 27, 2006. The lease commenced on July 1, 2006. Minimum lease commitments under the lease were as follows:

	Minimum lease
Years ending April 30,	commitment

2010	$41,693	(CDN $49,740)
2011	$42,005	(CDN $50,112)
2012	$7,002	(CDN $ 8,353)

Following the period covered by this report, the Company defaulted under the lease and the landlord has reserved its legal rights. The Company’s mailing address, as of the date of this report is 139 Grand River Street, N., P.O. Box 510, Paris, Ontario N3L 3T6. The Company currently does not have corporate offices.

Item 3. Legal Proceedings.

There is no material legal proceeding pending or, to the best of our knowledge, threatened against the Company or its subsidiaries. It is possible that one or more creditors of the Company will bring an action to enforce a debt.

Item 4. Submission of Matters to Vote of Security Holders.

None. Our last annual meeting was held on March 18, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of April 30, 2009, there were 40,489,535 shares of common stock outstanding, held by 611 shareholders of record. 28,990,440 common shares were issued and outstanding as of April 30, 2008.

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

The foregoing private placements were undertaken pursuant to an exemption offered by Regulation S ( “Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Private Placements for the Year ended April 30, 2009

On July 23, 2008, the Company closed a non-brokered private placement for up to $976,563 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $613,778 (CDN$620,100). The Company paid a 5% finders fee on this private placement. The proceeds from the private placement of flow-through shares were used by Yukon Gold for program expenditures on the Marg Property and the Mount Hinton Property (then partially owned by the Company). The flow through shares were issued at market without any additional price charged for sale of taxable benefits. The private placement was exempt from registration under the Securities Act, pursuant to an exemption afforded by Regulation S.

Other Sales or Issuances of Unregistered Securities

Year ended April 30, 2008

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Company’s former Mount Hinton property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. The issuance of these shares was undertaken pursuant to a negotiated asset acquisition agreement with the Hinton Syndicate and was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S.

Year ended April 30, 2009

On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Company’s former Mount Hinton property. These shares represent $58,887 (CDN$60,000), which is 40% of the contracted payment, and were valued at $0.123 (CDN$0.126) each. The balance of the property payment in the amount of $88,330 (CDN$90,000) was paid in cash.

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

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement with Atna Resources Ltd. (“Atna”). The Company had agreed to make subsequent payments under the Agreement of: $163,066 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $163,066 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN$225,000), whereby common shares were valued at $0.0276 (CDN$0.0329) each. As a result, the Company owns 100% of the Marg property.

Purchase Warrants

The following table summarizes the warrants outstanding as of the year ended April 30, 2009.

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$
Outstanding at April 30, 2007 and average exercise price	5,415,703	0.97
Granted in year 2007-2008	1,111,665	0.60	August 16, 2009
Granted in year 2007-2008	315,296	0.70	August 16, 2009
Granted in year 2007-2008	1,414,554	0.60	November 16, 2009
Granted in year 2007-2008	621,626	0.70	November 16, 2009
Granted in year 2007-2008	250,000	0.24	December 15, 2012
Granted in year 2007-2008	250,000	0.24	June 15, 2013
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	(377,794)	(1.00)
Cancelled in year 2007-2008	-	-
Outstanding at April 30, 2008 and average exercise price	9,001,050	0.86

Granted in year 2008-2009	-	-
Exercised in year 2008-2009	-	-
Cancelled in year 2008-2009	-	-
Expired in year 2008-2009	(2,665,669)	(0.90)
Expired in year 2008-2009	(245,455)	(1.00)
Expired in year 2008-2009	(533,133)	(0.60)
Expired in year 2008-2009	(643,652)	(1.05)
Outstanding at April 30, 2009 and average exercise price	4,913,141	0.83

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

Outstanding Share Data

As at April 30, 2009, 40,489,535 common shares of the Company were outstanding.

Of the options to purchase common shares issued to the Company’s directors, officers and consultants under the Company’s 2003 stock option plan, 1,566,000 remained outstanding with exercise prices ranging from $0.55 to $1.19 and expiry dates ranging from August 4, 2009 to January 20, 2011. If exercised, 1,566,000 common shares of the Company would be issued, generating proceeds of $1,383,660. Subsequent to the year end, options to issue 240,000 common shares were forfeited on August 4, 2009 due to the resignation of a director of the Company.

Of the 2,899,044 options available to purchase common shares by the Company’s directors, officers and consultants under the Company’s 2006 stock option plan, 1,487,500 granted options remained outstanding with exercise prices ranging from to $0.17 (CDN$0.20) to $0.38 (CDN$0.45) and expiry dates ranging from August 4, 2009 to April 8, 2013. If exercised, 1,487,500 common shares of the Company would be issued, generating proceeds of $364,522 (CDN$434,875). Subsequent to the year end, options to issue 200,000 common shares were cancelled on June 25, 2009 due to the resignation of an officer of the Company. Subsequent to the year end, options to issue 100,000 common shares were also cancelled on August 4, 2009 due to the resignation of a director of the Company.

On April 30, 2009, 4,913,141 share purchase warrants were exercisable and expiring between August 16, 2009 and June 15, 2013. If exercised, 4,913,141 common shares would be issued, generating proceeds of $4,077,907.

Number of
securities
remaining
available for
	Number of	Weighted-	future
	securities to	average	issuance
	be issued	exercise	under equity
	upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,913,141	$0.83	4,077,907
Equity compensation plans not approved by securities holders	N/A	N/A	N/A
Total	4,913,141	$0.83	4,077,907

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “YGDC.” The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Our high and low sales prices of our common stock during the fiscal years ended April 30, 2009 and 2008 are as follows:

These quotations represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR 2009	HIGH	LOW
First Quarter	$0.22	$0.11
Second Quarter	$0.15	$0.02
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.05	$0.02

FISCAL YEAR 2008	HIGH	LOW
First Quarter	$0.69	$0.37
Second Quarter	$0.59	$0.33
Third Quarter	$0.50	$0.21
Fourth Quarter	$0.30	$0.18

As of April 19, 2006, our stock began trading on the Toronto Stock Exchange under the symbol “YK.” The high and low trading prices for our common stock for the fiscal year periods indicated below are as follows:

FISCAL YEAR 2009	HIGH	LOW
First Quarter	US $0.09 (CDN$0.16)	US $ 0.11 (CDN$0.09)
Second Quarter	US $0.14 (CDN$0.12)	US $0.03 (CDN$0.02)
Third Quarter	US $0.09 (CDN$0.08)	US $0.03 (CDN$0.02)
Fourth Quarter	US $0.05 (CDN$0.04)	US $0.03 (CDN$0.02)
FISCAL YEAR 2008	HIGH	LOW
First Quarter	US $0.70 (CDN$0.75)	US $ 0.35 (CDN$0.38)
Second Quarter	US $0.47 (CDN$0.48)	US $0.29 (CDN$0.30)
Third Quarter	US $0.45 (CDN$0.45)	US $0.22 (CDN$0.22)
Fourth Quarter	US $0.30 (CDN$0.30)	US $0.18 (CDN$0.18)

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

Upon adoption in 2006, the aggregate number of Shares which could be issued under the 2006 Stock Option Plan was limited to 2,000,000 Shares, then representing approximately 10.63% of the then currently issued and outstanding Shares. On March 18, 2008 at the 2008 Annual and Special Meeting of Shareholders, the shareholders of the Company approved an amendment to the 2006 Stock Option Plan increasing the number of Shares reserved for issuance thereunder from 2,000,000 to 2,899,044, representing approximately 10% of the then issued and outstanding Shares. The 2006 Stock Option Plan was also amended to include a provision requiring shareholder approval for any future increase in the maximum number of Shares reserved for issuance thereunder.

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

On January 19, 2007, the shareholders of the Company approved, subject to regulatory approval, the extension of 2,064,000 options held by all current officers, directors, consultants and employees in the 2003 Stock Option Plan and the adding of an additional 2,000,000 common shares of stock to the 2006 Stock Option Plan. On March 18, 2008 at the 2008 Annual and Special Meeting of Shareholders, the shareholders of the Company approved an amendment to the 2006 Stock Option Plan increasing the number of Shares reserved for issuance thereunder from 2,000,000 to 2,899,044, representing approximately 10% of the then issued and outstanding Shares. The TSX approved the 2006 Stock Option plan on March 9, 2007.

The following summarizes options outstanding as at April 30:

		Option Price	Number of shares
Expiry Date		Per Share	2009	2008
15-Dec-09		$0.75	250,000	250,000
5-Jan-10		$0.75	12,000	12,000
28-Jun-10	$	* 0.55	490,000	490,000
15-Aug-10		$0.38 (CDN$0.45)	62,500	62,500
13-Dec-10		$1.19	576,000	576,000
13-Dec-10		$1.19	88,000	88,000
20-Jan-11		$0.85	150,000	150,000
28-Sep-12		$0.32 (CDN$0.38)	-	200,000
28-Sep-12		$0.33 (CDN$0.39)	100,000	100,000
18-Dec-12		$0.20 (CDN$0.24)	200,000	200,000
14-Jan-13	$	**0.26 (CDN$0.31)	825,000	825,000
21-Feb-13		$0.23 (CDN$0.28)	-	150,000
25-Mar-13	$	***0.18 (CDN$0.22)	200,000	200,000
8-Apr-13		$0.17 (CDN$0.20)	100,000	100,000
			3,053,500	3,403,500
Weighted average exercise price at end of year			0.60	0.57

*	Subsequent to the year end, options to issue 240,000 common shares from the 2003 Plan were forfeited on August 4, 2009 due to the resignation of a director of the Company.

**	Subsequent to the year end, 100,000 options to issue common shares from the 2006 Plan were cancelled on August 4, 2009 due to the resignation of a director of the Company.

***	Subsequent to the year end, options to issue 200,000 common shares from the 2006 Plan were cancelled on June 25, 2009 due to the resignation of an officer of the Company.

	Number of Shares
	2008-2009	2007-2008
Outstanding, beginning of year	3,403,500	2,484,000
Granted	250,000	1,900,000
Expired	-	(20,000)
Exercised	-	-

Forfeited	(350,000)	(960,500)
Cancelled	(250,000)
Outstanding, end of year	3,053,500	3,403,500
Exercisable, end of year	3,028,500	3,249,334

Item 6. Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis

This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

Discussion of Operations & Financial Condition Twelve months ended April 30, 2009

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at April 30, 2009, we had accumulated losses of $14,906,422. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the year has been its effort to raise additional capital to meet its administrative expenses and pursue its exploration activities. The Company does not currently have sufficient working capital to continue as a reporting company in the United States and Canada. We are working urgently to obtain additional financing, which may entail the acquisition of additional properties in order to attract such financing.

SELECTED ANNUAL INFORMATION

	April 30,	April 30,
	2009	2008
Revenues	Nil	Nil
Net Loss	$3,017,265	$4,953,775
Loss per share-basic and diluted	$0.09	$0.19
Total Assets	$108,099	$2,526,600
Total Liabilities	$239,222	$231,531
Cash dividends declared per share	Nil	Nil

The total assets for the year ended April 30, 2009 includes cash and cash equivalents for $9,349, prepaid and other receivables for $64,852 and capital assets for $33,898. The total assets for the year ended April 30, 2008 includes cash and cash equivalents for $1,255,620, restricted cash for $817,092, Short-term investment in available-for-sale securities for $31,500, prepaid and other receivables for $282,347 and capital assets for $140,041.

Revenues

No revenue was generated by the Company’s operations during the years ended April 30, 2009 and April 30, 2008.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the year ended April 30, 2009 is general and administrative expense of $987,536, as compared with $1,702,640 for the year ended April 30, 2008. General and administrative expense represents approximately 33% of the total operating expense for the year ended April 30, 2009 and approximately 34% of the total operating expense for the year ended April 30, 2008. General and administrative expense decreased by $715,104 in the current year, compared to the prior year. The decrease in this expense is mainly due to decrease in consulting fees to consultants for providing investor relations and related market advice services and a decrease in stock based compensation expense by $552,470.

Included in the operating expenses for the year ended April 30, 2009 (included as general and administration expense) is stock option compensation expense of $31,858 and compensation expense on issue of warrants for $17,813, as compared with stock option compensation expense of $584,328 and compensation expense on issue of warrants for $123,079 for the prior year ended April 30, 2008. These amounts have been calculated in accordance with generally accepted accounting principles in the United States, whereby the fair value of the stock options was determined at the time of grant of stock options to the Company’s directors, officers and consultants, and expensed over the vesting term, in terms of the Black-Scholes option pricing model.

(b) Project Expense

Included in operating expenses for the year ended April 30, 2009 is project expenses of $1,907,891 as compared with $3,341,682 for the year ended April 30, 2008. Project expense is a significant expense and it represents approximately 63% of the total operating expense for the year ended April 30, 2009 and approximately 66% of the total operating expense for the year ended April 30, 2008. Project expense decreased by $1,433,791 in the current year, as compared to the prior year. The decrease in this expense is mainly due to the availability of limited funds for exploration and the Company not incurring any exploration expense on the Mount Hinton Property claims. All the exploration expense was incurred on the Marg property. In March of 2005, the Company acquired the rights to purchase 100% of the Marg Property. Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $163,066 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permits the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby common shares were valued at $0.0276 (CDN $0.0329) each. This cash payment of $19,980 (CDN $25,000) and issue of Common stock valued at $188,600 (CDN $225,000) formed part of the project expenses. During the prior year ended April 30, 2008, the Company besides incurring exploration expenses on the Marg property, also made an additional payment of $98,697 (CDN $100,000) which formed part of project expenses.

Agreement with Hinton Syndicate Concerning our Former Mount Hinton Property

The following disclosure relates to our former property known as the “Mount Hinton” property. Our interest in the Mount Hinton property was sold on May 21, 2009.

On July 7, 2002 YGC, the Company’s wholly owned subsidiary, entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of Yukon, Canada. This agreement was replaced with a revised and amended agreement (the “Hinton Option Agreement”) dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement was between the Company, its wholly owned subsidiary YGC and the Hinton Syndicate.

The Hinton Option Agreement pertained to an “area of interest” which included the area within ten kilometres of the outermost boundaries of the 273 mineral claims, which constituted our mineral properties. Either party to the Hinton Option Agreement could stake claims outside the 273 mineral claims, but each must notify the other party if such new claims were within the “area of interest.” The non-staking party could then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement. Subsequent to the year ended April 30, 2009, on May 21, 2009, Gram Claims 1-24 were conveyed by the Company’s wholly owned subsidiary to a member of the Hinton Syndicate. On June 16, 2008 an additional 18 claims were staked (#25-#42), known as the “Gram Claims”, at a cost of $8,679 (CDN$8,887), which became subject to the Hinton Option Agreement. Subsequent to the year ended April 30, 2009, on May 5, 2009 the Company transferred all of its interest in Gram Claims 25-42 to a member of the Hinton Syndicate.

Subsequent to the year ended April 30, 2009, on May 21, 2009, the Company, through its wholly owned subsidiary, YGC, sold its interest in the Mount Hinton Property to the Hinton Syndicate. All of the claims comprising the Mount Hinton Property were conveyed by the Company’s subsidiary to a member of the Hinton Syndicate.

The Hinton Syndicate paid the Company (i) $104,778 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to Yukon Gold of the following:

If the payment is made to Yukon Gold within the 12- month anniversary of the Closing:	$96,386 (CDN$115,000)
If the payment is made to Yukon Gold after the 12- month anniversary of the Closing but before the 24- month anniversary of the Closing:	$117,351 (CDN$140,000)
If the payment is made to Yukon Gold after the 24- month anniversary of the Closing but before the 36- month anniversary of the Closing:	$138,307 (CDN$165,000)
If the payment is made to Yukon Gold after the 36- month anniversary of the Closing but before the 48- month anniversary of the Closing:	$159,262 (CDN$190,000)
If the payment is made to Yukon Gold after the 48-
month anniversary of the Closing, it shall be increased
by $20,956 (CDN$25,000) for each 12-month period
following the 49-month anniversary of the Closing

In addition, Yukon Gold’s subsidiary assigned its work permit to a member of the Hinton Syndicate and the Hinton Syndicate became responsible for any reclamation costs imposed by the government of Yukon in connection with the work permit. As of May 21, 2009, Yukon Gold and its subsidiary have no further interest or obligations with respect to the Mount Hinton Property.

Exploration

For more information regarding our exploration activities on our properties during the fiscal year ended April 30, 2009, see Item 2 "Description of Property" herein.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	April 30,	April 30,
	2009	2008
Cash and cash equivalent	$9,349	$1,255,620
Working capital (deficit)	$(162,550)	$1,345,145
Cash used in operating activities	$(1,552,479)	$(2,038,973)
Cash used in investing activities	$(44,008)	$(134,093)
Cash provided by financing activities	$573,795	$2,269,440

As at April 30, 2009 the Company had working capital deficit of $(162,550) as compared to a working capital of $1,345,145 in the previous year. During the current year the Company raised (net) $578,109 by issue of share units for cash. During the prior year the Company raised (net) $2,271,080 by issuing common share units for cash, $429,537 through the exercise of warrants and $55,500 through the exercise of stock options. The Company invested a small amount of $38,978 (prior year $102,593) in acquisition of capital assets.

Off-Balance Sheet Arrangement

The Company had no Off-Balance sheet arrangements as of April 30, 2009 nor as of April 30, 2008.

Contractual Obligations and Commercial Commitments

In addition to the contractual obligations and commitments of the Company to acquire its mineral properties as described in “Item 2 - Description of the Property,” the following are additional contractual obligations and commitments as at April 30, 2009.

Obligation under Capital Lease

The following is a summary of future minimum lease payments under the capital lease, together with the balance of the obligation under the lease:

Years ending April 30,

2010	$2,998	(CDN$ 3,577)
2011	$2,998	(CDN$ 3,577)

Total minimum lease payments	$5,996	(CDN$ 7,154)
Less: Deferred Interest	$908	(CDN$ 1,084)
	$5,088	(CDN$ 6,070)
Current Portion	$2,617	(CDN$ 3,122)
Long-Term Portion	$2,471	(CDN$ 2,948)

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

Year ended April 30, 2009

On July 23, 2008, the Company closed a non-brokered private placement for up to $976,563 (CDN$1,000,000). The Company completed the sale of 4,134,000 common shares on a flow-through basis at a price of $0.15 (CDN$0.15) per share for gross proceeds of $613,778 (CDN$620,100). The Company paid a 5% finders fee on this private placement. The proceeds from the private placement of flow-through shares were used by Yukon Gold for program expenditures on the Marg Property. The flow- through shares were issued at market without any additional price charged for sale of taxable benefits. The private placement was exempt from registration under the Securities Act of 1933, pursuant to an exemption afforded by Regulation S.

Consulting & Services Agreements

Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007. The Mann Agreement had a one-year term commencing on December 15, 2007, which was automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Pursuant to the Mann Agreement, the parties agreed that Mr. Mann and the Company would indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $122,299 (CDN$150,000). In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”). The Mann Warrants shall have a term of 5 years and an exercise price of $0.20 (CDN$0.24) . 250,000 of the Mann Warrants were fully vested upon issuance, and the remaining 250,000 vested 6 months from the date of issuance, on June 15, 2008. On December 12, 2008 the Company accepted Ronald Mann’s resignation as Chief Executive Officer and President and as a Director, and as an Officer and Director of YGC, the Company’s wholly owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company’s operations or public disclosures. The Company agreed to pay Mr. Mann severance of $20,670 (CDN$25,000), payable in two installments. $10,192 (CDN$12,500) was paid on December 12, 2008 and the balance of $10,478 (CDN$12,500) was due on April 15, 2009 which was subsequently paid on June 4, 2009 and a release was obtained from Mr. Mann.

As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement had a six-month term commencing on December 18, 2007 and was automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement. Pursuant to the Ryan Agreement, Mr. Ryan received an annual consulting fee of $97,839 (CDN$120,000). In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”). The Ryan Options were fully vested upon the date of issuance and have an exercise price of $0.20 (CDN $0.24) . On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months. On December 18, 2008 the Company advised Mr. Ryan by letter agreement that they would not be renewing the original consulting agreement however agreed to compensate him for his services on a month-to-month basis for a fee of $6,706 (CDN$8,000) per month. The letter agreement further states that either party may terminate the agreement with 15 days notice. Subsequent to the year ended April 30, 2009 on July 10, 2009 the Company gave Mr. Ryan 15 days written notice of termination of the letter agreement dated December 29, 2008 and beginning on December 18, 2008 The date of termination was effective July 24, 2009. The Company subsequently paid Mr. Ryan $14,027 (CDN$16,734) being the final consulting fees owed to him.

On February 18, 2008 the Company and YGC, it’s wholly owned subsidiary, signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008. On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract. During the quarter ended July 31, 2008 the Company paid $281,581 (CDN$288,339) to the contractor. During the quarter ended October 31, 2008 the Company paid $224,283 (CDN$270,149) to the contractor and on August 30, 2008 the drilling program was demobilized. The balance of the deposit in the amount of $8,597 (CDN$10,256) is being held by the diamond drilling company as a deposit on the 2009 drilling program.

Subsequent Events

On May 4, 2009 Mr. Howard Barth resigned as a director of the Company. There were no disagreements between Mr. Barth and the Company with respect to the Company’s operations, policies or practices.

On May 5, 2009 the Company transferred all of its interest in Gram Claims 25-42 to a member of the Hinton Syndicate.

On May 13, 2009 YGC, the Company’s wholly owned subsidiary, appointed Mrs. Kathy Chapman as Corporate Secretary, temporarily replacing Mrs. Lisa Rose who is on maternity leave.

On May 21, 2009, the Company, through its wholly owned subsidiary, YGC sold its interest in the Mount Hinton Property in the Yukon Territory of Canada to the Hinton Syndicate. The Mount Hinton Property was subject to an agreement with the Hinton Syndicate pursuant to which the Company had earned a 50% interest. All of the claims comprising the Mount Hinton Property were conveyed by the Company’s subsidiary to a member of the Hinton Syndicate.

The Hinton Syndicate paid the Company (i) $104,778 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to Yukon Gold of the following:

If the payment is made to Yukon Gold within the 12- month anniversary of the Closing:	$96,386 (CDN$115,000)
If the payment is made to Yukon Gold after the 12- month anniversary of the Closing but before the 24- month anniversary of the Closing:	$117,351 (CDN$140,000)
If the payment is made to Yukon Gold after the 24- month anniversary of the Closing but before the 36- month anniversary of the Closing:	$138,307 (CDN$165,000)
If the payment is made to Yukon Gold after the 36- month anniversary of the Closing but before the 48- month anniversary of the Closing:	$159,262 (CDN$190,000)
If the payment is made to Yukon Gold after the 48-
month anniversary of the Closing, it shall be increased
by $20,956 (CDN$25,000) for each 12-month period
following the 49-month anniversary of the Closing

In addition, Yukon Gold’s subsidiary assigned its work permit to a member of the Hinton Syndicate and the Hinton Syndicate became responsible for any reclamation costs imposed by the government of Yukon in connection with the work permit. As of May 21, 2009, Yukon Gold and its subsidiary have no further interest or obligations with respect to the Mount Hinton Property.

On June 2, 2009 the Company accepted a proposal from a consultant to complete a Valuation and Letter Report on the Company’s Marg Property for a cost of $5,561 (CDN$6,634) which was completed on June 30, 2009.

On June 4, 2009 the Company paid $10,478 (CDN$12,500) to Mr. Ronald K. Mann being the final installment of his severance.

On June 19, 2009 the Company and its wholly owned subsidiary terminated Lisa Rose’s employment as Corporate Secretary and Administrator.

On June 24, 2009 the Company cancelled 200,000 options granted to a former officer of the Company.

As of July 24, 2009, the Consulting Agreement between Cletus Ryan and the Company was terminated by the Company. The Company subsequently paid Mr. Ryan $14,027 (CDN$16,734) being the final consulting fees owed to him. There were no disagreements between Mr. Ryan and the Company with regards to the Company’s operations or public disclosures.

On August 4, 2009 the Company recognized the expiration of 240,000 options granted to a former director of the Company and cancelled 100,000 options granted to such former director.

On August 16, 2009, 1,426,961 warrants held by shareholders of the Company expired.

On August 26, 2009, the Company’s mailing address changed to 139 Grand River St. N., PO Box 510, Paris, Ontario Canada N3L 3T6. As of August 26, 2009, the Company relinquished its office in Toronto, Ontario.

On August 26, 2009, the TSX, announced that it would de-list the Company’s common shares, effective as of the close of market on September 25, 2009. The delisting was imposed for failure by the Company to meet multiple listing requirements of TSX. The Company is appealing this decision

On September 2, 2009, the Ontario Securities Commission issued a “cease trade” order covering the Company’s shares because the Company had failed to timely file its annual report. The Company expects such order to be lifted following the filing of this report.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP and the impact it will have on the determination or reporting of the financial results.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

See the financial statements and report of Schwartz Levitsky Feldman, LLP contained in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting

Based on an evaluation as of the date of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-l5(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

In making its assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company has a small accounting department, segregation of duties cannot be completely accomplished at this time. Management has added compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company's annual or interim financial statements.

Based on its assessment, management concluded that, as of April 30, 2009, the Company's internal control over financial reporting is effective based on those criteria.

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

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Board has Assumed Responsibilities of Audit Committee

The Board of Directors has three members, of which two members are independent. The Board of Directors has assumed the role of the Audit Committee.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

The following table represents the Board of Directors and the senior management of the Company as of April 30, 2009. Each director will serve until the next meeting of shareholders or until replaced. Each officer serves at the discretion of the Board of Directors. Each individual's background is described below.

Name	Age	Position	Position Held Since
Howard S. Barth	57	Director	May 11, 2005
J.L. Guerra, Jr.	53	President and Chief Executive Officer (1)	December 12, 2008
		Director Chairman of the Board	November 2, 2005, July 11, 2006
Kenneth J. Hill	70	Director (2)	December 15, 2004
Robert E. Van Tassell	73	Director	May 30, 2005
Rakesh Malhotra	52	Chief Financial Officer	November 2, 2005
Kathy Chapman	51	Interim Corporate Secretary Chief Administrative Officer (3)	July 3, 2008 August 1, 2008

(1)

J.L. Guerra, Jr. was appointed President and Chief Executive Officer and a director of the Company's wholly-owned subsidiary, YGC, as of December 12, 2008. Prior to that time, Mr. Guerra was Chairman of the Board of Directors. Mr. Guerra assumed the position of President and Chief Executive Officer following the resignation of Ronald Mann from such position on the same day.

(2)	Mr. Hill is also a director of YGC.

(3)	Mrs. Chapman was appointed Corporate Secretary of YGC on May 13, 2009.

(4)

Subsequent to the period covered by this report, Mr. Barth resigned from the Board of Directors. There were no disagreements between Mr. Barth and the Company with regards to the Company's operations, policies or procedures.

Reorganization of Officers and Directors

On August 1, 2008 the board of directors appointed Kathy Chapman Chief Administrative Officer of the Company.

On December 11, 2008 the Company accepted G.E. “Ted” Creber’s resignation as a director.

On December 12, 2008 the Company accepted Ronald Mann’s resignation as Chief Executive Officer and President and as a director, and as an officer and director of YGC, the Company’s wholly owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company’s operations, policies or practices. The Company agreed to pay Mr. Mann severance of $20,670 (CDN$25,000), payable in two installments. $10,192 (CDN$12,500) was paid on December 12, 2008 and the balance of $10,478 (CDN$12,500) was due on April 15, 2009 which was subsequently paid on June 4, 2009 and a release was obtained from Mr. Mann.

On December 12, 2008 the Company appointed J.L. Guerra, Jr. President and Chief Executive Officer of both the Company and YGC. Mr. Guerra, Jr. is also the Chairman of the Company’s board of directors and a director of YGC.

On March 24, 2009 Mr. Gary A. Cohoon resigned as Vice President, Exploration. There were no disagreements between Mr. Cohoon and the Company with respect to the Company’s operations, policies or practices.

The following is a description of each member of our Board of Directors and our management.

Directors

J.L. Guerra, Jr., Director, Chairman of the Board Chief Executive Officer and President

Mr. Guerra has over twenty years of experience operating his own businesses in the real estate brokerage, acquisition and development business in San Antonio, Texas. Mr. Guerra has acquired and sold industrial buildings, warehouses, office buildings and raw land for investors and investment entities. His current projects include acquisition, planning and development of residential, golf and resort properties, specifically Canyon Springs in San Antonio, Texas. Mr. Guerra also has experience with venture capital projects and has raised substantial capital for numerous projects in mining, hi-tech and other areas. Mr. Guerra lives in San Antonio, Texas. Mr. Guerra is 53 years old.

Robert E. “Dutch” Van Tassell, Director

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

Ken Hill, Director

Mr. Hill came to Yukon Gold with over forty-five years of experience in the mining industry. Mr. Hill is a registered professional engineer and graduated with a degree in Geological Engineering from the Michigan Technological University. He also holds a diploma in Mining Technology from the Haileybury School of Mines. Since the year 2000, Mr. Hill has provided independent consulting and project management services to the global minerals industry. Prior to his consulting practice, Mr. Hill held senior positions involving mine evaluation, mine design, mine development and mine operations with Inmet Mining Corp., Northgate Exploration Ltd., Dome Mines Group and J.S. Redpath Ltd. Mr. Hill is 70 years old

Officers

Rakesh Malhotra, Chief Financial Officer

Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with considerable finance and accounting experience. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India. Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position. Mr. Malhotra is a CPA (Illinois) and also holds a Canadian CA designation. He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies Mr. Malhotra has more than 20 years of experience in accounting and finance. Mr. Malhotra is 52 years old.

Kathy Chapman, Chief Administrative Officer and Interim Corporate Secretary

Mrs. Chapman has worked for the Company since it’s inception in May, 2000 holding the position of Accounting Manager. On July 3, 2008 Kathy was appointed Interim Corporate Secretary. On August 1, 2008 the board of directors appointed Mrs. Chapman Chief Administrative Officer of the Company. Mrs. Chapman has over 30 years combined experience in accounting, administration, human resources, management, financial control and regulatory compliance in both Canadian and US public companies. Mrs. Chapman is co-chair of Women In Mining Toronto Branch and is a director of Women In Mining Canada. Mrs. Chapman is 51 years old.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended April 30, 2009 the following reports were filed late:

Name	Form Type	Number of	Number of
		Filings	Transactions
			Reported
J.L. Guerra	Form 4	2	6
Ronald Mann	Form 4	3	6
Cletus Ryan	Form 4	2	5

Item 11. Executive Compensation

(a) Compensation of Officers

The following table shows the compensation paid during the last three fiscal years ended April 30, 2009, 2008 and 2007 for the Chief Executive Officer and the next two most highly compensated officers of the Company.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payout
Securities
						Underlying		All
					Restricted	Options &		Other
Name and	Year			Other Annual	Stock	Warrants/SAR	LTIP	Compen-
Principal	April	Salary	Bonus	Compensation	Award(s)	Granted	Payouts	sation
Position	30,	($)	($)	($)	($)	(#)	($)	($)

J.L. Guerra CEO	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	1,311 Nil Nil	Nil Nil Nil	Nil 250,000 Nil	Nil Nil Nil	Nil Nil Nil
Kathy Chapman Chief Administrative Officer	2009 2008 2007	55,885 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil 75,000 Nil	Nil Nil Nil	Nil Nil Nil
Cletus Ryan VP Corporate Development	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	96,335 44,678 Nil	Nil Nil Nil	Nil 200,000 Nil	Nil Nil Nil	Nil Nil Nil
Ronald Mann Former CEO	2009 2008 2007	Nil Nil Nil	Nil Nil Nil	103,767 55,848 Nil	Nil Nil Nil	- 500,000 Nil	Nil Nil Nil	Nil Nil Nil

Mr. Ronald Mann became President and CEO of the Company on December 15, 2007 following the resignation of Mr. Paul Gorman as CEO on December 13, 2007. Mr. Mann also became President and CEO of YGC on January 10, 2008. Mr. Mann resigned on December 12, 2008.

On December 15, 2007 Cletus Ryan became VP Corporate Development of the Company. Mr. Ryan’s services were terminated on July 24, 2009.

On December 12, 2008 the Company appointed J.L. Guerra, Jr. President and Chief Executive Officer of both the Company and YGC. Mr. Guerra, Jr. is also the Chairman of the Company’s board of directors and a director of YGC.

On August 1, 2008 the Company appointed Kathy Chapman Chief Administrative Officer.

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

(c) Options and Stock Appreciation Rights (SARs)

OPTIONS/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

Stock options and warrants granted to the named executive officers during the fiscal year ended April 30, 2009 are provided in the table below:

Market Value
of Securities
	Securities			Underlying
	Under	% of Total		Options/SARs
	Options/SARs	Options/SARs		and warrants
	and warrants	Granted to	Exercise or	on the Date of
	Granted	Employees in	Base Price	Grant	Expiration
Name	(#)	Fiscal year (1)	($/Security)	($/Security)	Date

Rakesh Malhotra, CFO	-	-	$-	$-	-
J.L. Guerra, Jr, CEO	-	-	-	-	-
Ronald K. Mann, Former CEO (2)	-	-	-	-	-

(1)	Based on total number of options granted to directors/officers/consultants of the Company pursuant to the 2006 Stock Option plan during the fiscal year ended April 30, 2009.

(2)

Mr. Mann was granted 500,000 warrants on December 15, 2007, of which 250,000 vested on December 15, 2007. The balance of 250,000 warrants vested on June 15, 2008. Mr. Mann resigned on December 12, 2008.

During the fiscal year ended April 30, 2009 there has been no re-pricing of stock options held by any Named Executive Officer

OPTIONS/SAR EXERCISED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table provides detailed information regarding options exercised by the named executive officers during the fiscal year ended April 30, 2009 and options held by the named executive officers as at April 30, 2009.

# of
shares
under-
	Shares acquired on	Value	lying
Name and	Exercise	Realized	options
Principal	(#)		at year
Position		($)	end

Kenneth Hill
Former President and CEO	0	N/A	650,000
J.L. Guerra, Jr. CEO	0	N/A	500,000
Rakesh Malhotra CFO	0	N/A	325,000
Kathy Chapman Chief Administrative Officer	0	N/A	175,000
Lisa Rose Corporate Secretary	0	N/A	251,000
Ronald K. Mann Former CEO	0	. N/A	NIL*

* Mr. Mann was granted 500,000 warrants on December 15, 2007, of which 250,000 vested on December 15, 2007. The balance of 250,000 warrants vested on June 15, 2008. Mr. Mann resigned on December 12, 2008.

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

(d) Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company, except for the members of the Audit Committee who are paid $419 (CDN$500) for each Audit Committee meeting they attend. Due to the financial condition of the Company, the members of the Audit Committee decided that as of January 1, 2009 they would no longer accept payment for attending Audit Committee meetings. The directors are entitled to participate in the Company’s stock option plan.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company and its subsidiary during the fiscal year ended April 30, 2009 pursuant to any other arrangement.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company were indebted to the Company or its subsidiary during the fiscal year ended April 30, 2009, including under any securities purchase or other program.

Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has 40,489,535 shares of common stock issued and outstanding as at September 11, 2009. Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of the Company held by the officers and directors of Yukon Gold. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares (common shares of Yukon Gold) as of September 11, 2009.

Name and Address Of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class Held
Ronald K. Mann 18 Yorkville Avenue, Suite No. 1602 Toronto, Ontario M4Y 2N6	0	0% of Yukon Gold Common Shares
Kenneth J. Hill 2579 Jarvis Street Mississauga, ON L5C 2P9	0	0% of Yukon Gold Common Shares
Rakesh Malhotra 5658 Sparkwell Drive Mississauga, ON L5R 3N9	0	0% of Yukon Gold Common Shares
Robert E. Van Tassell 421 Riverside Drive N.W. High River AB T1V 1T5	0	0% of Yukon Gold Common Shares
G.E. (Ted) Creber, Q.C. 114 – 1091 Kingston Road Toronto, Ontario, M1N 4B5	0	0% of Yukon Gold Common Shares
Jose L. Guerra, Jr. 1611 Greystone Ridge San Antonio, TX USA 78258	3,227,679*	7.97% of Yukon Gold Common Shares
Cletus J. Ryan Vice President, Corporate Development 178 Weybourne Rd. Oakville, ON L6K 2T7	245,000	0.6% of Yukon Gold Common Shares
TOTAL	3,472,679	8.6%

*Mr. Guerra’s controls 3,227,679 shares which include shares owned indirectly and shares over which he influences voting control. These 3,227,679 shares represent 7.97% of the Company’s issued and outstanding shares.

As a group Management and the Directors own 8.6%of the issued and outstanding shares of Yukon Gold.

Item 13. Certain relationships and Related Transactions

2008-2009

The Company and its subsidiary expensed a total of $118,407 in consulting fees & wages to five Company Directors, and $301,300 to five of its officers.

No director or officer exercised stock options during the year ended April 30, 2009

2007-2008

The Company and its subsidiary expensed a total of $253,270 in consulting fees & wages to seven Company Directors, and $258,176 to five of its officers.

No director or officer exercised stock options during the year.

Item 14 Principal Accounting Fees and Services

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended April 30, 2009. This appointment was confirmed by a vote of shareholders held on March 18, 2008.

Audit Fees. The Company paid to Schwartz Levitsky Feldman, LLP audit and audit related fees of approximately CDN$ 36,000 in 2009 and $29,289 (CDN$29,500) in 2008.

The Company paid CDN$1,500 to Schwartz Levitsky Feldman, LLP for tax services in 2009 and $1,290 (CDN$1,300) for tax services in 2008.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits and Reports on Form 8-K

The Financials Statements and Report of Schwartz Levitsky Feldman LLP which are set forth in the index to Consolidated Financial Statements are filed as part of this report.

Index to Exhibits

Financial Statements

Consent of Independent Auditors	23.1
Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	31.1
Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	32.1
Report of Schwartz Levitsky Feldman, LLP	F-1
Consolidated Balance Sheets as at April 30, 2009 and April 30, 2008	F-2

Consolidated Statements of Operations for the years ended April 30, 2009 and April 30, 2008	F-4
Consolidated Statements of Cash Flows for the years ended April 30, 2009 and April 30, 2008	F-5
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended April 30, 2009 and April 30, 2008 and for the period from inception to April 30, 2009	F-6
Notes to Consolidated Financial Statements	F-10

Consent of Schwartz Levitsky Feldman LLP Independent Auditors	23.1
Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	32.1
Report of Schwartz Levitsky Feldman, LLP	F-1

In addition, the following reports are incorporated by reference.

Current Report on Form 8-K “Item 3.01 – Unregistered Sale of Equity Securities, “ dated April 30, 2009
Current Report on Form 8-K “Item 3.01 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,” dated December 11, 2008
Current Report on Form 8-K “Item 1.01 – Entry into an Amendment to Material Definitive Agreement,” dated December 4, 2008
Current Report on Form 8-K “Item 8.01 – Other Events,” dated November 12, 2008
Current Report on Form 8-K “Item 5.03 – Amendment to Articles of Incorporation” and “Item 8.01 – Other Events,” dated March 18, 2008

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of September, 2009.

YUKON GOLD CORPORATION, INC

By: /s/ J.L. Guerra, Jr.
J. L. Guerra, Jr.
Chief Executive Officer

By: /s/ Rakesh Malhotra
Rakesh Malhotra
Chief Financial Officer

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2009 AND APRIL 30, 2008
Together With Report of Independent Registered Public Accounting Firm
(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Page No.

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheets as at April 30, 2009 and April 30, 2008	F2-F3

Consolidated Statements of Operations for the years ended April 30, 2009 and April 30, 2008	F4

Consolidated Statements of Cash Flows for the years ended April 30, 2009 and April 30, 2008	F5

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended April 30, 2009 and April 30, 2008 and for the period from inception to April 30, 2009	F6

Notes to Consolidated Financial Statements	F10-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yukon Gold Corporation, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Yukon Gold Corporation, Inc. as at April 30, 2009 and 2008 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the years ended April 30, 2009 and 2008 and for the period from incorporation to April 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yukon Gold Corporation, Inc. as at April 30, 2009 and 2008 and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008 and for the period from incorporation to April 30, 2009 in conformity with United States generally accepted accounting principles.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario, Canada	Schwartz Levitsky Feldman LLP
June 23, 2009, except for note 19 which is as of	Chartered Accountants
September 11, 2009	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel: 416 785 5353
Fax: 416 785 5663

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

	April 30,	April 30,
	2009	2008
	$	$

ASSETS

CURRENT ASSETS

Cash and cash equivalents	9,349	1,255,620

Prepaid expenses and other (Note 6)	64,852	282,347

Short-term investment in available-for-sale securities (Note 14)	-	31,500

	74,201	1,569,467

RESTRICTED CASH (Note 7)	-	817,092

PROPERTY, PLANT AND EQUIPMENT (Note 8)	33,898	140,041

	108,099	2,526,600

The accompanying notes are an integral part of these consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., Director and Chairman

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

	April 30,	April 30,
	2009	2008
	$	$
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities (Note 9)	234,134	221,222
Obligation under Capital Leases	2,617	3,100
Total Current Liabilities	236,751	224,322

Long -Term Portion of:
Obligations under Capital Lease (Note 15)	2,471	7,209

TOTAL LIABILITIES	239,222	231,531
GOING CONCERN (NOTE 2)
COMMITMENTS AND CONTINGENCIES (Note 14)
RELATED PARTY TRANSACTIONS (Note 16)
SUBSEQUENT EVENTS (Note 19)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

CAPITAL STOCK (Note 10)	4,049	2,899

ADDITIONAL PAID-IN CAPITAL	14,866,470	13,984,853

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(95,220)	196,474

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(14,906,422)	(11,889,157)
	(131,123)	2,295,069
	108,099	2,526,600

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations
For the years ended April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

		For the year	For the year
	Cumulative	ended	ended
	since	April 30,	April 30,
	inception	2009	2008
	$	$	$
OPERATING EXPENSES

General and administration (Note 12)	6,795,378	987,536	1,702,640
Project expenses	9,058,377	1,907,891	3,341,682
Exploration Tax Credit	(605,716)	-	-
Amortization and impairment	161,649	121,838	21,877
Loss on sale/disposal of property, plant and equipment	5,904	-	-

TOTAL OPERATING EXPENSES	15,415,592	3,017,265	5,066,199

LOSS BEFORE INCOME TAXES	(15,415,592)	(3,017,265)	(5,066,199)

Income taxes recovery	509,170	-	112,424

NET LOSS	(14,906,422)	(3,017,265)	(4,953,775)

Loss per share - basic and diluted		(0.09)	(0.19)

Weighted average common shares outstanding		32,631,758	26,337,414

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the years ended April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

	Cumulative	For the Year	For the Year
	Since	ended	ended
	Inception	April 30, 2009	April 30,
			2008
	$	$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(14,906,422)	(3,017,265)	(4,953,775)
Items not requiring an outlay of cash:
Amortization and impairment	161,649	121,838	21,877
Loss on sale/disposal of capital assets	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	772,826	247,487	57,252
Common shares issued for settlement of severance liability to ex-officer	113,130	-	-
Stock-based compensation	1,292,705	31,858	584,328
Compensation expense on issue of warrants	140,892	17,813	123,079
Issue of shares for professional services	860,023	7,500	-
Issue of units against settlement of debts	20,077
Decrease (Increase) in prepaid expenses and other	(63,695)	182,601	225,047
Decrease (Increase) in exploration tax credit receivable	-	-	483,258
Increase (Decrease) in accounts payable and accrued liabilities	233,644	38,597	(47,438)
(Increase) Decrease in restricted cash	-		1,449,510
Decrease in restricted deposit	-	817,092	17,889
Increase (Decrease) in other liabilities		-	-

NET CASH USED IN OPERATING ACTIVITIES	(11,181,142)	(1,552,479)	(2,038,973)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	(38,978)	(102,593)

Sale of available for sale securities	(36,530)	(36,530)
(Investment) sale in available for sale securities	-	31,500	(31,500)

NET CASH USED IN INVESTING ACTIVITIES	(258,839)	(44,008)	(134,093)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayments from a shareholder	1,180

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the years ended April 30, 2008 and April 30, 2007
(Amounts expressed in US Dollars)

Proceeds (Repayments) from Demand promissory notes	200,000

Proceeds from Convertible promissory notes converted	200,500

Proceeds from the exercise of stock options	61,000
Proceeds from exercise of warrants – net	450,309
Proceeds from subscription of warrants – net	525,680
Proceeds from issuance of units/shares – net	10,038,190	578,109	2,271,080
Proceeds (Repayments) from capital lease obligation	5,088	(4,314)	(1,640)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,481,947	573,795	2,269,440

EFFECT OF FOREIGN CURRENCY	(32,617)	(223,579)	222,810
EXCHANGE RATE CHANGES

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE YEAR	9,349	(1,246,271)	319,184
Cash and cash equivalents, beginning of year	-	1,255,620	936,436

CASH AND CASH EQUIVALENTS, END OF YEAR	9,349	9,349	1,255,620
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to April 30, 2009
(Amounts expressed in US Dollars)

					Deficit,
	Number				Accumulated		Accumulated
	of	Common	Additional	Subscription	during the		Other
	Common	Shares	Paid-in	for	Exploration	Comprehensive	Comprehensive
	Shares	Amount	Capital	Warrants	Stage	Income (loss)	Income (loss)
	#	$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142	-	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares for Property Payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-	-	(12,796)	(12,796)
Net loss for the year	-	-	-	-	(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299	-	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	-	-	-	-
Issuance of common shares on Conversion of Convertible	76,204	8	57,144	-	-	-	-

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to April 30, 2009
(Amounts expressed in US Dollars)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to April 30, 2009
(Amounts expressed in US Dollars)

Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares-net	5,331,327	533	2,910,375
Brokered Private placement of flow through Shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	-	-	-			(2,687)	(2,687)
Net loss for the year	-	-	-		(1,855,957)	(1,855,957)	-

Balance at April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issue of common shares for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares for professional services	342,780	34	438,725
Brokered private placement of units-net	400,000	40	363,960
Brokered private placement of units- net	550,000	55	498,923
Stock based compensation-Directors and Officers			451,273
Exercise of stock options	50,000	5	37,495

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to April 30, 2009
(Amounts expressed in US Dollars)

Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)

Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)

Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)

Balance as of April 30, 2008	28,990,440	2,899	13,984,853		(11,889,157)	(4,693,693)	196,474

Shares for property payment	476,189	48	58,839
Shares for property payment	6,838,906	684	187,916
Stock based compensation			31,858
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(282,694)	(282,694)
Net loss for the period					(3,017,265)	(3,017,265)	-

Balance as of April 30, 2009	40,489,535	4,049	14,866,470		(14,906,422)	(3,308,959)	(95,220)

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

1.     BASIS OF PRESENTATION

The audited consolidated financial statements include the accounts of Yukon Gold Corporation, Inc. (the “Company”) and its wholly owned Canadian operating subsidiary, Yukon Gold Corp. (“YGC”). All material inter-company accounts and transactions have been eliminated.

2.     GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. Because of continuing operating losses, negative working capital, stockholders’ deficiency and cash outflows from operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will be available on acceptable terms, if at all or if the Company will attain profitable levels of operation.

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

3.     NATURE OF OPERATIONS

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in acquisition, exploration and development of its mining properties located in the Yukon Territory in Canada. The Company has not yet determined whether these properties contain mineral reserves that are economically recoverable. The business of mining and exploring for minerals involves a high degree of risk and there can be no assurances that current exploration programs will result in profitable mining operations.

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)     Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals, valuation allowance, fair value of stock for services and estimates for calculation of stock based compensation.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

b)     Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

c)     Other Financial Instruments

The carrying amounts of the Company’s restricted cash, other receivable, and accounts payable and accrued liabilities approximates fair values because of the short maturity of these instruments.

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
April 30, 2009 and April 30, 2008
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

j)     Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders’ equity (deficiency), such as foreign currency translation adjustments, unrealized gains (loses) on available-for-sale securities etc.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

k)     Long-Lived Assets

In accordance with Financial Accounting Standard Board Statement No. 144, the Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At April 30, 2009 and April 30, 2008, the Company recognized impairment of $88,069 and $nil respectively. Amortization expense for the years ended April 30, 2009 and 2008 was $33,769 and $21,877 respectively.

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

m)     Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No.123, Accounting for Stock-Based Compensation. The Company had adopted the provisions of SFAS 123 (R) on May 1, 2005. As of April 30, 2009 there was $5,869 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended April 30, 2009 and 2008 was $31,858 and $584,328 respectively.

n)     Earnings or Loss per Share

The Company has adopted FAS No. 128, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2008 and 2007 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At April 30, 2009, there were 1,566,000 options from the 2003 Stock Option Plan and 1,487,500 options from the 2006 Stock Option Plan and 4,913,141 warrants outstanding. At April 30, 2008, there were 1,566,000 options from the 2003 Stock Option Plan and 1,837,500 options from the 2006 Stock Option Plan and 9,001,050 warrants outstanding.

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
April 30, 2009 and April 30, 2008
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

p)     Recent Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP and the impact it will have on the determination or reporting of the financial results.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

4.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

p)     Recent Pronouncements-Cont’d

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162". The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

5.     COMPREHENSIVE LOSS

The components of comprehensive loss are as follows:

	For the year	For the year
	ended	ended
	April 30,	April 30,
	2009	2008
	$	$
Net loss	(3,017,265)	(4,953,775)
Other comprehensive income (loss) Unrealized gain on available for sale securities net of deferred taxes	(9,000)	9,000
Other comprehensive income (loss) Foreign currency translation	(282,694)	251,082

Comprehensive loss	(3,308,959)	(4,693,693)

The foreign currency translation adjustments are not currently adjusted for income taxes as the Company’s operating subsidiary is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done as disclosed in note 4 (g).

6.     PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $4,254 (CDN$5,075) (prior year: $54,360 (CDN$54,750)) being Goods & Services tax receivable from the Federal Government of Canada. Included in prepaid expenses and other is also a deposit of $8,597 (CDN$10,256) (prior year: $148,928 (CDN $150,000) with a contractor for diamond drilling at drill sites to be selected by the Company. Also included in prepaid expenses and other is a deposit of $15,088 (CDN$18,000) (prior year: $nil) with a company for consulting advice on mergers and acquisitions

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

7.     RESTRICTED CASH

Under Canadian income tax regulations, a company is permitted to issue flow-through shares whereby the company agrees to incur qualifying expenditures and renounce the related income tax deductions to the investors. Notwithstanding that, there is no specific requirement to segregate the funds. The flow-through funds, which are unexpended at the consolidated balance sheet date are considered to be restricted and are not considered to be short-term deposits or cash or cash equivalents. As of April 30, 2009 and April 30, 2008 unexpended flow-through funds were $nil and $817,092 respectively.

8.     PROPERTY, PLANT AND EQUIPMENT

	April 30,	April 30,
	2009	2008
	$	$

Computer Equipment	14,558	31,448
Furniture and fixtures	15,716	42,350
Mining Equipment	54,220	55,997
Computer Software	11,270	36,355

Capital leases:
Office Equipment	7,068	17,156

Cost	102,832	183,306

Less: Accumulated amortization

Computer Equipment	14,558	13,490
Furniture and fixtures	15,716	14,426
Mining Equipment	20,322	2,808
Computer Software	11,270	6,365
Capital leases:
Office Equipment	7,068	6,176
	68,934	43,265

Net	33,898	140,041

During the year ended April 30, 2009, the Company reviewed the impairment on property, plant and equipment and wrote down a total of $88,069 from the cost. Several factors are taken into account for such write down, including but not limited to, management’s plans for future operations and projected undiscounted cash flows Amortization for the year ended April 30, 2009 amounted to $33,769 (2008: $21,877).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

9.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30,	April 30,
	2009	2008
	$	$
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	155,474	53,866
Accrued Liabilities-Flow Through Penalty	19,015	91,806
Accrued Liabilities-Payroll	20,437	21,418
Accrued Liabilities-Consulting Fees	2,313	1,231
Accrued Liabilities-Accounting & Legal	19,317	29,395
Accrued Liabilities-Audit Fees	12,573	20,883
Accrued Liabilities-Rent Equalization	2,505	2,623
Accrued Liabilities-Financing Fees/Penalty
Accrued Liabilities-Property Payment Costs	2,500

	234,134	221,222

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

10.   CAPITAL STOCK

a)     Authorized

150,000,000 of Common shares, $0.0001 par value (150,000,000 in 2008)

b)     Issued

40,489,535 Common shares (28,990,440 in 2008)

c)     Changes to Issued Share Capital

Year ended April 30, 2008

On July 7, 2007 the Company issued 136,364 common shares in settlement of a property payment on the Mount Hinton Property. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at the market price of $0.42 (CDN$0.44) each. The balance 60% payment was paid in cash

On August 16, 2007 the Company completed a private placement (the “Financing”) with Northern Securities Inc. (“Northern”), acting as agent. The Financing was comprised of the sale of 1,916,666 units (the “Units”) at $0.42 (CDN$0.45) per Unit (the “Unit Issue Price”) for gross proceeds of $802,101 (CDN$862,499.70) and the sale of 543,615 flow-through units (the “Flow-Through Units” which qualify as flow-through shares for the purposes of the Canadian Income Tax Act) at $0.49 (CDN$0.52) per Flow-Through Unit (the “Flow-Through Unit Issue Price”) for gross proceeds of $262,884 (CDN$282,680). The proceeds raised were allocated between the offering of shares and the sale of tax benefits A liability of $35,381 was recognized for the sale of taxable benefits, which was reversed and credited to income when the Company renounced resource expenditure deduction to the investor. Each Unit consisted of one non-flow through common share (“Common Share”) and one half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.60 (CDN$0.60) per share. Each Flow-Through Unit consisted of one flow-through common share and one half of one Common Share purchase warrant (each whole warrant, an “FT Warrant”). Each FT Warrant is exercisable into one Common Share until August 16, 2009 at an exercise price of $0.70 (CDN$0.70) per share. The Company paid Northern a commission equal to 8% of the aggregate gross proceeds which amounted to $85,199 (CDN$91,614) and issued 153,333 “Unit Compensation Warrants” and 43,489 “FT Unit Compensation Warrants”. Each Unit Compensation Warrant is exercisable into one Unit at the Unit Issue Price until August 16, 2009. Each FT Unit Compensation Warrant is exercisable into one Common Share and one half of one FT Warrant at the Flow-Through Unit Issue Price until August 16, 2009. Yukon Gold also granted Northern an option (the “Over-Allotment Option”) exercisable until October 15, 2007 to offer for sale up to an additional $468,691 (CDN$500,000) of Units and/or Flow-Through Units on the same terms and conditions. The Company paid a $70,304 (CDN$75,000) due diligence fee to Northern at closing. The Company reimbursed Northern expenses of $18,600 (CDN$20,000) and legal fees of $18,600 (CDN$20,000).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

10.   CAPITAL STOCK-CONT'D

c)     Changes to Issued Share Capital-Cont’d

Year ended April 30, 2008-Cont’d

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
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

10.   CAPITAL STOCK-CONT'D

c)     Changes to Issued Share Capital-cont'd

Year ended April 30, 2009

On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property. These shares represent $58,887 (CDN$60,000), which is 40% of the contracted payment, and were valued at $0.123 (CDN$0.126) each. The balance of the property payment in the amount of $88,330 (CDN$90,000) was paid in cash.

On May 16, 2008, the Company entered into a consulting agreement with Clarke Capital Group Inc. (“Clarke”) pursuant to which Clarke was retained to provide the Company with investor relations and business communications services for an initial term of 6 months, renewable thereafter for an additional 6-month term. Upon execution of the Clarke Agreement the Company paid Clarke $14,648 (CDN$15,000). Pursuant to the Clarke Agreement, the Company issued Clarke 50,000 shares of common stock on July 14, 2008 which was valued at market price for $7,500.

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

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement (“Agreement”) with Atna Resources Ltd. (“Atna”). The Company had agreed to make subsequent payments under the Agreement of: $163,066 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $163,066 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permits the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby common shares were valued at $0.0276 (CDN $0.0329) each.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

10.   CAPITAL STOCK-CONT'D

d)     Purchase Warrants

Year ended April 30, 2008:

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

10.   CAPITAL STOCK-CONT'D

d)     Purchase Warrants-cont'd

Year ended April 30, 2008-Cont’d:

On December 15, 2007 warrants were issued to the newly appointed President and CEO to purchase 500,000 common shares at a price of $0.24 (CDN$0.24) . 250,000 warrants vested immediately commencing on December 15, 2007 and the balance 250,000 warrants shall vest after six months on June 15, 2008. The warrants granted had a term of 5 years commencing the date of vesting. The fair value of the warrants were calculated using the Black-Scholes method of valuation, using 5% risk free rate and volatility factor of 96.21% . The Company expensed compensation cost for issue of warrants for $123,079 during the year ended April 30, 2008 and carried forward $17,813 being the unexpended compensation cost deferred over the vesting period. On June 15, 2008 the balance 250,000 warrants vested, and hence the compensation expense of $17,813 was recorded on that date.

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

Year ended April 30, 2009

During the year ended April 30, 2009, the Company did not issue any stock purchase warrants.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

10.   CAPITAL STOCK-CONT'D

d)     Purchase Warrants-cont'd

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$

Outstanding at April 30, 2007 and average exercise price	5,415,703	0. 97
Granted in year 2007-2008	1,111,665	0.60	August 16, 2009
Granted in year 2007-2008	315,296	0.70	August 16, 2009
Granted in year 2007-2008	1,414,554	0.60	November 16, 2009
Granted in year 2007-2008	621,626	0.70	November 16, 2009
Granted in year 2007-2008	250,000	0.24	December 15, 2012
Granted in year 2007-2008	250,000	0.24	June 15, 2013
Exercised in year 2007-2008	-	-
Expired in year 2007-2008	(377,794)	(1.00)

Cancelled in year 2007-2008	-	-
Outstanding at April 30, 2008 and average exercise price	9,001,050	0.86

Granted in year 2008-2009	-	-
Exercised in year 2008-2009	-	-
Cancelled in year 2008-2009	-	-
Expired in year 2008-2009	(2,665,669)	(0.90)
Expired in year 2008-2009	(245,455)	(1.00)
Expired in year 2008-2009	(533,133)	(0.60)
Expired in year 2008-2009	(643,652)	(1.05)

Outstanding at April 30, 2009 and average exercise price	4,913,141	0.83

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

11.   STOCK BASED COMPENSATION

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

11.   STOCK BASED COMPENSATION-CONT'D

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

11.	STOCK BASED COMPENSATION-CONT'D

c)     On December 18, 2007 Stock Options to one officer to purchase 200,000 common shares at a price of $0.24 (CDN$0.24) . These options were granted in accordance with the terms of the Company's 2006 Stock Option Plan. The options granted were fully vested upon issuance and have a term of 5 years.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

11.   STOCK BASED COMPENSATION-CONT'D

Year 2008-2009.

During the year ended April 30, 2009, the following stock options were granted under the 2006 stock option plan:

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

Cancellation/Expiration of Stock Options :

Year ended April 30, 2008

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

Year ended April 30, 2009

On June 11, 2008, the Company cancelled 200,000 stock options held by a former officer.

On December 12, 2008, the Company and a consultant mutually agreed to terminate the consulting agreement effective October 31, 2008, which resulted in the cancellation of 250,000 stock options on January 31, 2009.

On March 11, 2009 the Company cancelled 150,000 stock options held by a former director.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

11.   STOCK BASED COMPENSATION-CONT'D

For the year ended April 30, 2009, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	19-	20-	28-	15-	28-	18-	14-	21-	25-	8-	28-
	Jan	Mar	Mar	Aug	Sept	Dec	Jan	Feb	Mar	Apr	July
	2007	2007	2007	2007	2007	2007	2008	2008	2008	2008	2008	TOTAL

Risk free rate	4.5%	4.5%	4.5%	5%	4.5%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Volatility factor	94.49%	57.48%	98.67%	91.68%	92.20%	101.61%	45.19%	95.77%	94.92%	94.49%	97.44%

Stock-based compensation cost expensed during the year ended April 30, 2009					$20,586						11,272	$31,858

Unexpended Stock based compensation cost deferred over the vesting period					$5,869							$5,869

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

11.   STOCK BASED COMPENSATION-CONT'D

As of April 30, 2009 there was $5,869 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended April 30, 2009 and April 30, 2008 was $31,858 and $584,328 respectively.

The following table summarizes the options outstanding as at April 30:

	Option Price	Number of shares
Expiry Date	Per Share	2009	2008
15-Dec-09	$0.75	250,000	250,000
5-Jan-10	$0.75	12,000	12,000
28-Jun-10	$0.55	490,000	490,000
15-Aug-10	$0.38	62500	62,500
13-Dec-10	$1.19	576,000	576,000
13-Dec-10	$1.19	88,000	88,000
20-Jan-11	$0.85	150,000	150,000
28-Sep-12	$0.32	-	200,000
28-Sep-12	$0.33	100,000	100,000
18-Dec-12	$0.20	200,000	200,000

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

11.   STOCK BASED COMPENSATION-CONT'D

14-Jan-13	$0.26	825,000	825,000
21-Feb-13	$0.28	-	150,000
25-Mar-13	$0.18	200,000	200,000
8-Apr-13	$0.17	100,000	100,000
		3,053,500	3,403,500
Weighted average exercise price at end of year		0.60	0.57

	Number of Shares
	2008-2009	2007-2008
Outstanding, beginning of year	3,403,500	2,484,000
Granted	250,000	1,900,000
Expired	-	(20,000)
Exercised	-	-
Forfeited	(350,000)	(960,500)
Cancelled	(250,000)	-
Outstanding, end of year	3,053,500	3,403,500
Exercisable, end of year	3,028,500	3,249,334

12.   OTHER LIABILITY

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

13.   SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES

Year ended April 30, 2008

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

13.   SHORT-TERM INVESTMENT IN AVAILABLE- FOR- SALE SECURITIES-CONT'D

Year ended April 30, 2009

During the year ended April 30, 2009, the Company sold the balance of 450,000 shares of Industrial Minerals, Inc. at an average selling price of $.0655 for a total consideration of $29,460 in the open market

14.   COMMITMENTS AND CONTINGENCIES

a)     Mount Hinton Property Mining Claims

The Mount Hinton Property is adjacent to the Keno Hill Mining Camp in central Yukon Territory. It consists of 186 staked claims under the Yukon Quartz Mining Act, covering approximately 9300 acres.

On July 7, 2002 YGC, the Company’s wholly owned subsidiary, entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of Yukon, Canada. This agreement was replaced with a revised and amended agreement (the “Hinton Option Agreement”) dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement was between the Company, its wholly owned subsidiary YGC and the Hinton Syndicate.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

14.   COMMITMENTS AND CONTINGENCIES-CONT’D

The schedule of Property Payments and Work Programs made by the Company to April 30, 2009 are as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$146,484 (CDN$ 150,000) Paid
TOTAL	$745,216 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,047,779 (CDN$ 1,250,000)**Deferred
Jan. 1/09 to Dec. 31/09	$1,257,334 (CDN$ 1,500,000)***Subsequent Event
TOTAL	$4,481,382 (CDN$5,225,000)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

14.   COMMITMENTS AND CONTINGENCIES-CONT'D

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

*** Subsequent to the year ended April 30, 2009, on May 21, 2009, the Company, through its wholly owned subsidiary, YGC, sold its interest in the Mount Hinton Property to the Hinton Syndicate. All of the claims comprising the Mount Hinton Property were conveyed by the Company’s subsidiary to a member of the Hinton Syndicate.

The Hinton Syndicate paid the Company (i) $104,778 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to Yukon Gold of the following:

If the payment is made to Yukon Gold within the 12- month anniversary of the Closing:	$96,386 (CDN$115,000)

If the payment is made to Yukon Gold after the 12- month anniversary of the Closing but before the 24- month anniversary of the Closing:	$117,351 (CDN$140,000)

If the payment is made to Yukon Gold after the 24- month anniversary of the Closing but before the 36- month anniversary of the Closing:	$138,307 (CDN$165,000)

If the payment is made to Yukon Gold after the 36- month anniversary of the Closing but before the 48- month anniversary of the Closing:	$159,262 (CDN$190,000)

If the payment is made to Yukon Gold after the 48-
month anniversary of the Closing, it shall be increased
by $20,956 (CDN$25,000) for each 12-month period
following the 49-month anniversary of the Closing

In addition, Yukon Gold’s subsidiary assigned its work permit to a member of the Hinton Syndicate and the Hinton Syndicate became responsible for any reclamation costs imposed by the government of Yukon in connection with the work permit. As of May 21, 2009, Yukon Gold and its subsidiary have no further interest or obligations with respect to the Mount Hinton Property.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

14.   COMMITMENTS AND CONTINGENCIES-CONT'D

The Hinton Syndicate members each had the option to receive their share of property payments in stock of the Company at a 10% discount to the market. YGC and the Company had a further option to pay 40% of any property payment due after the payment on January 2, 2006 with common stock of the Company. On July 7, 2007 the Company issued 136,364 common shares, with the approval of the TSX, in settlement of 40% of the property payment due on July 7, 2007. The shares represent $57,252 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.42 (CDN$0.44) each. The $84,727 (CDN$90,000) balance was paid in cash to the members of the Hinton Syndicate on July 7, 2007. This entire issuance of shares and cash payment was expensed as project expense. On July 7, 2008, the Company issued 476,189 common shares in settlement of a property payment on the Mount Hinton property. These shares represent $58,887 (CDN$60,000) which is 40% of the contracted payment and were valued at $0.126 (CDN$0.126) each. The balance of the property payment in the amount of $88,331 (CDN$90,000) was paid in cash.

The Hinton Option Agreement pertained to an “area of interest” which included the area within ten kilometres of the outermost boundaries of the 273 mineral claims, which constituted our mineral properties. Either party to the Hinton Option Agreement could stake claims outside the 273 mineral claims, but each must notify the other party if such new claims were within the “area of interest.” The non-staking party could then elect to have the new claims included within the Hinton Option Agreement. As of December 11, 2006, there were an additional 24 claims staked, known as the “Gram Claims” which became subject to the Hinton Option Agreement. Subsequent to the year ended April 30, 2009, on May 21, 2009, Gram Claims 1-24 were conveyed by the Company’s wholly owned subsidiary to a member of the Hinton Syndicate. On June 16, 2008 an additional 18 claims were staked (#25-#42), known as the “Gram Claims”, at a cost of $8,679 (CDN$8,887), which became subject to the Hinton Option Agreement. Subsequent to the year ended April 30, 2009, on May 5, 2009 the Company transferred all of its interest in Gram Claims 25-42 to a member of the Hinton Syndicate.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

14.   COMMITMENTS AND CONTINGENCIES-CONT'D

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

The Company has agreed to make subsequent payments under the Agreement of: $167,645 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $167,645 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby the common shares were valued at $0.0276 (CDN $0.0329) each. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $838,223 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

14.   COMMITMENTS AND CONTINGENCIES-CONT'D

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

c)     Effective as of December 15, 2007 the Company entered into a consulting agreement with Ronald Mann (the “Mann Agreement”), pursuant to which Mr. Mann was retained as the Company's President and Chief Executive Officer. The board of directors of the Company appointed Mr. Mann to fill a vacancy on the board of directors, also effective as of December 15, 2007. The Mann Agreement had a one-year term commencing on December 15, 2007, which was automatically renewable thereafter, unless terminated pursuant to the terms of the Mann Agreement. Pursuant to the Mann Agreement, the parties agreed that Mr. Mann and the Company would indicate their respective intentions to renew the term after the passage of eight (8) months from the date of the Mann Agreement. Pursuant to the Mann Agreement, Mr. Mann will receive an annual consulting fee of $122,299 (CDN$150,000). In addition, Mr. Mann received 500,000 warrants to purchase shares of the Company's common stock (the “Mann Warrants”). The Mann Warrants shall have a term of 5 years and an exercise price of $0.20 (CDN$0.24) . 250,000 of the Mann Warrants were fully vested upon issuance, and the remaining 250,000 vested 6 months from the date of issuance, on June 15, 2008. On December 12, 2008 the Company accepted Ronald Mann’s resignation as Chief Executive Officer and President and as a Director, and as an Officer and Director of YGC, the Company’s wholly owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company’s operations or public disclosures. The Company agreed to pay Mr. Mann severance of $20,670 (CDN$25,000), payable in two installments. $10,192 (CDN$12,500) was paid on December 12, 2008 and the balance of $10,478 (CDN$12,500) was due on April 15, 2009 which was subsequently paid on June 4, 2009 and a release was obtained from Mr. Mann.

d)     As of December 18, 2007 the Company entered into a consulting agreement with Cletus Ryan (the “Ryan Agreement”) pursuant to which Mr. Ryan was retained as the Company's Vice President, Corporate Development. The Ryan Agreement had a six-month term commencing on December 18, 2007 and was automatically renewable thereafter, unless terminated pursuant to the terms of the Ryan Agreement. Pursuant to the Ryan Agreement, Mr. Ryan received an annual consulting fee of $97,839 (CDN$120,000). In addition, Mr. Ryan received 200,000 options to purchase shares of the Company's common stock (the “Ryan Options”). The Ryan Options were fully vested upon the date of issuance and have an exercise price of $0.20 (CDN $0.24) . On March 7, 2008 the Company renewed the Ryan Agreement for an additional six months. On December 18, 2008 the Company advised Mr. Ryan by letter agreement that they would not be renewing the original consulting agreement however agreed to compensate him for his services on a month-to-month basis for a fee of $6,706 (CDN$8,000) per month. The letter agreement further states that either party may terminate the agreement with 15 days notice. Subsequent to the year ended April 30, 2009 on July 10, 2009 the Company gave Mr. Ryan 15 days written notice of termination of the letter agreement dated December 29, 2008 and beginning on December 18, 2008 The date of termination was effective July 24, 2009. The Company subsequently paid Mr. Ryan $14,027 (CDN$16,734) being the final consulting fees owed to him.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

14.   COMMITMENTS AND CONTINGENCIES-CONT'D

e)     On February 18, 2008 the Company and YGC, it’s wholly owned subsidiary, signed a surface drilling contract with a diamond drilling company for the Marg Project to commence on or about June 18, 2008. On February 18, 2008 the Company paid $148,928 (CDN$150,000) as a deposit per the terms of the contract. During the quarter ended July 31, 2008 the Company paid $281,581 (CDN$288,339) to the contractor. During the quarter ended October 31, 2008 the Company paid $224,283 (CDN$270,149) to the contractor and on August 30, 2008 the drilling program was demobilized. The balance of the deposit in the amount of $8,597 (CDN$10,256) is being held by the diamond drilling company as a deposit on the 2009 drilling program.

f)     The Company entered into a five year operating lease for its Corporate office which was executed on March 27, 2006. The lease commenced July 1, 2006. Minimum lease commitments under the lease are as follows:

	Minimum lease
Years ending April 30,	commitment

2010	$41,693	(CDN$49,740)
2011	$42,005	(CDN$50,112)
2012	$7,002	(CDN $ 8,353)

15.   OBLIGATION UNDER CAPITAL LEASE

The following is a summary of future minimum lease payments under the capital lease, together with the balance of the obligation under the lease:

Years ending April 30,

2010	$2,998	(CDN$ 3,577)
2011	$2,998	(CDN$ 3,577)

Total minimum lease payments	$5,996	(CDN$ 7,154)
Less: Deferred Interest	$908	(CDN$ 1,084)
	$5,088	(CDN$ 6,070)
Current Portion	$2,617	(CDN$ 3,122)
Long-Term Portion	$2,471	(CDN$ 2,948)

16.   RELATED PARTY TRANSACTIONS

2007-2008

The Company and its subsidiary expensed a total of $253,270 in consulting fees & wages to seven Company Directors, and $258,176 to five of its officers.

No director or officer exercised stock options during the year.

2008-2009

The Company and its subsidiary expensed a total of $118,407 in consulting fees & wages to five Company Directors, and $301,300 to five of its officers.

No director or officer exercised stock options during the year ended April 30, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

17. INCOME TAXES

       a)    Deferred Income Taxes

The Company has deferred income tax assets as follows:

	2009	2008
	$	$
Net operating loss carried forward	11,777,736	10,565,005
Deferred Income tax on loss carried forward	3,474,432	3,644,943
Valuation allowance	(3,474,432)	(3,644,943)

Deferred income taxes	-	-

Reconciliation between the statutory federal income tax rate and the effective income tax rate of income tax expense for the period ended April 30, 2009 and 2008 is as follows:

	2009	2008
Statutory Federal income tax rate	29.5%	34.5%
Valuation allowance	(29.5%)	(34.5%)

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

         b)    Current Income Taxes

As of April 30, 2009 the Company has non-capital losses of approximately $11,777,736 available to offset future taxable incomes which expire as follows:

2010	$214,605
2014	$174,066
2015	$283,702
2023	$1,200
2024	$96,273
2025	$543,414
2026	$987,703
2027	$3,312,697
2028	$3,296,897
2029	$2,867,179

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

18.   CHANGES IN OFFICERS AND DIRECTORS

On August 1, 2008 the board of directors appointed Kathy Chapman Chief Administrative Officer of the Company.

On December 11, 2008 the Company accepted G.E. “Ted” Creber’s resignation as a director.

On December 12, 2008 the Company accepted Ronald Mann’s resignation as Chief Executive Officer and President and as a director, and as an officer and director of YGC, the Company’s wholly owned subsidiary. There were no disagreements between the Company and Mr. Mann with regards to the Company’s operations, policies or practices. The Company agreed to pay Mr. Mann severance of $20,670 (CDN$25,000), payable in two installments. $10,192 (CDN$12,500) was paid on December 12, 2008 and the balance of $10,478 (CDN$12,500) was due on April 15, 2009 which was subsequently paid on June 4, 2009 and a release was obtained from Mr. Mann.

On December 12, 2008 the Company appointed J.L. Guerra, Jr. President and Chief Executive Officer of both the Company and YGC. Mr. Guerra, Jr. is also the Chairman of the Company’s board of directors and a director of YGC.

On March 24, 2009 Mr. Gary A. Cohoon resigned as Vice President, Exploration. There were no disagreements between Mr. Cohoon and the Company with respect to the Company’s operations, policies or practices.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2009 and April 30, 2008
(Amounts expressed in US Dollars)

19.   SUBSEQUENT EVENTS

On May 4, 2009 Mr. Howard Barth resigned as a director of the Company. There were no disagreements between Mr. Barth and the Company with respect to the Company’s operations, policies or practices.

On May 5, 2009 the Company transferred all of its interest in Gram Claims 25-42 to Mr. Richard Ewing, a member of the Hinton Syndicate.

On May 13, 2009 YGC, the Company’s wholly owned subsidiary, appointed Mrs. Kathy Chapman as Corporate Secretary, temporarily replacing Mrs. Lisa Rose who is on maternity leave.

On May 21, 2009, Yukon Gold Corporation, Inc. (the “Company”), through its wholly owned subsidiary, Yukon Gold Corp, an Ontario, Canada corporation, sold its interest in the Mount Hinton Property in the Yukon Territory of Canada to the Hinton Syndicate. The Mount Hinton Property was subject to an agreement with the Hinton Syndicate pursuant to which the Company had earned a 50% interest. All of the claims comprising the Mount Hinton Property were conveyed by the Company’s subsidiary to a member of the Hinton Syndicate.

The Hinton Syndicate paid the Company (i) $104,778 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to Yukon Gold of the following:

If the payment is made to Yukon Gold within the 12- month anniversary of the Closing:	$96,386 (CDN$115,000)

If the payment is made to Yukon Gold after the 12- month anniversary of the Closing but before the 24- month anniversary of the Closing:	$117,351 (CDN$140,000)

If the payment is made to Yukon Gold after the 24- month anniversary of the Closing but before the 36- month anniversary of the Closing:	$138,307 (CDN$165,000)

If the payment is made to Yukon Gold after the 36- month anniversary of the Closing but before the 48- month anniversary of the Closing:	$159,262 (CDN$190,000)

If the payment is made to Yukon Gold after the 48-
month anniversary of the Closing, it shall be increased
by $20,956 (CDN$25,000) for each 12-month period
following the 49-month anniversary of the Closing

In addition, Yukon Gold’s subsidiary assigned its work permit to a member of the Hinton Syndicate and the Hinton Syndicate became responsible for any reclamation costs imposed by the government of Yukon in connection with the work permit. As of May 21, 2009, Yukon Gold and its subsidiary have no further interest or obligations with respect to the Mount Hinton Property.

On June 2, 2009 the Company accepted a proposal from a consultant to complete a Valuation and Letter Report on the Company’s Marg Property for a cost of $5,561 (CDN$6,634) which was completed on June 30, 2009.

On June 4, 2009 the Company paid $10,478 (CDN$12,500) to Mr. Ronald K. Mann being the final installment of his severance.

On June 19, 2009 the Company and its wholly owned subsidiary terminated Lisa Rose’s employment as Corporate Secretary and Administrator.

On June 24, 2009 the Company cancelled 200,000 options granted to a former officer of the Company.

As of July 24, 2009, the Consulting Agreement between Cletus Ryan and the Company was terminated by the Company. The Company subsequently paid Mr. Ryan $14,027 (CDN$16,734) being the final consulting fees owed to him. There were no disagreements between Mr. Ryan and the Company with regards to the Company’s operations or public disclosures.

On August 4, 2009 the Company recognized the expiration of 240,000 options granted to a former director of the Company and cancelled 100,000 options granted to such former director.

On August 16, 2009, 1,426,961 warrants held by shareholders of the Company expired.

On August 26, 2009 the Company’s mailing address changed to 139 Grand River St. N., PO Box 510, Paris, Ontario Canada N3L 3T6. As of August 26, 2009, the Company relinquished its office in Toronto, Ontario.

On August 26, 2009, the Toronto Stock Exchange ("TSX"), announced that it would de-list the Company’s common shares, effective as of the close of market on September 25, 2009. The delisting was imposed for failure by the Company to meet multiple listing requirements of TSX. The Company is appealing this decision

On September 2, 2009, the Ontario Securities Commission issued a “cease trade” order covering the Company’s shares because the Company had failed to timely file its annual report. The Company expects such order to be lifted following the filing of this report.