Form 10-Q
period 2009-07-31
YUKON GOLD CORP INC
filed 2009-09-21
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

Commission file number 000-51068

YUKON GOLD CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2243048
(State of incorporation)	(I.R.S. Employer Identification No.)

139 Grand River St. N,. PO Box 510
Paris, Ontario N3L 3T6 Canada
(Address of principal executive offices including zip code)

210-355-3233
(Registrant's telephone number including area code)

With a copy to:

Jonathan H. Gardner
Kavinoky Cook LLP
726 Exchange Street; Suite 800
Buffalo, NY 14210
Phone: 716-845-6000
Fax: 716-845-6474

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

 Yes ☐    No ☒

The number of shares of registrant's common stock outstanding as of July 31, 2009 was 40,489,535

PART I – FINANCIAL INFORMATION

     YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Page No.
Interim Consolidated Balance Sheets as at July 31, 2009 (unaudited) and April 30, 2009 (audited)	F-2 to F3
Interim Consolidated Statements of Operations for the three months ended July 31, 2009 and July 31, 2008 and the period from Inception to July 31, 2009.	F-4
Interim Consolidated Statements of Cash Flows for the three months ended July 31, 2009 and July 31, 2008 and the period from Inception to July 31, 2009.	F-5
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from Inception to July 31, 2009	F-6 to F8
Condensed Notes to Interim Consolidated Financial Statements	F-9 to F-19

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at July 31, 2009 and April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	July 31, 2009	April 30, 2009
	$	$
ASSETS	(unaudited)	(audited)
CURRENT ASSETS

Cash and cash equivalents	17,261	9,349
Prepaid expenses and other (Note 4)	18,290	64,852

		-
	35,551	74,201

PROPERTY, PLANT AND EQUIPMENT	34,717	33,898
	70,268	108,099

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., Director and Chairman

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets As at July 31, 2009 and April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	July 31,	April 30,
	2009	2009
	$	$
LIABILITIES	(unaudited)	(audited)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	212,644	234,134
Obligation under Capital Leases	2880	2,617
Total Current Liabilities	215,524	236,751

Long -Term Portion of:
Obligations under Capital Lease	2,753	2,471

TOTAL LIABILITIES	218,277	239,222
GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 9)
SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 6)	4,049	4,049

ADDITIONAL PAID-IN CAPITAL	14,868,413	14,866,470

ACCUMULATED OTHER COMPREHENSIVE LOSS	(102,094)	(95,220)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(14,918,377)	(14,906,422)
	(148,009)	(131,123)
	70,268	108,099

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations
For the three months ended July 31, 2009 and July 31, 2008 and the period from Inception to July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the three	For the three
		month	month
		period	period
	Cumulative	ended	ended
	since	July 31,	July 31,
	inception	2009	2008
	$	$	$

OPERATING EXPENSES
General and administration	6,909,509	114,131	366,810
Project expenses	9,063,831	5,454	1,171,909
Exploration Tax Credit	(605,716)	-	-
Amortization	164,325	2,676	10,481
Loss on sale/disposal of property, plant and equipment	5,904	-
Gain on sale of mining property (note 7)	(110,306)	(110,306)

TOTAL OPERATING EXPENSES	15,427,547	11,955	1,549,200

LOSS BEFORE INCOME TAXES	(15,427,547)	(11,955)	(1,549,200)

Income taxes recovery	509,170	-	-

NET LOSS	(14,918,377)	(11,955)	(1,549,200)

Loss per share - basic and diluted		(0.00))	(0.05))

Weighted average common shares outstanding		40,489,535	29,534,035

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the three month period ended July 31, 2009 and July 31, 2008 and the period from Inception to July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the three month	For the three
	Cumulative	period	month period
	Since	ended	ended
	Inception	July 31, 2009	July 31, 2008
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(14,918,377)	(11,955)	(1,549,200)
Items not requiring an outlay of cash:
Amortization and impairment	164,325	2,676	10,481
Loss on sale/disposal of capital assets	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	772,826	-	58,887
Common shares issued for settlement of severance liability to ex-officer	113,130		-
Stock-based compensation	1,294,648	1,943	15,611
Compensation expense on issue of warrants	140,892	-	17,813
Issue of shares for professional services	860,023	-	7,500
Gain on sale of mining property	(110,306)	(110,306)	-
Issue of units against settlement of debts	20,077	-	-
Decrease (Increase) in prepaid expenses and other	(17,133)	53,515	(5,331)
Increase (Decrease) in accounts payable and accrued liabilities	212,154	(38,714)	237,142
(Increase) Decrease in restricted cash	-	-	211,528

NET CASH USED IN OPERATING ACTIVITIES	(11,273,712)	(102,841)	(995,569)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	-	(38,978)
Sale of available for sale securities	-		31,500
(Investment) sale in available for sale securities	-	-	(42,969)
Proceeds from sale of mining property	110,306	110,306

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(112,003)	110,306	(50,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1180	-	-
Proceeds (Repayments) from Demand promissory notes	200,000	-	-
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from issuance of units/shares – net	10,038,190	-	578,109
Proceeds (Repayments) from capital lease obligation	5,088	-	(1,761	) )

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,481,947	-	576,348

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(78,971)	447	(31,569)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE QUARTER	17,261	7,912	(501,237)
Cash and cash equivalents, beginning of quarter	-	9,349	1,255,620

CASH AND CASH EQUIVALENTS, END OF QUARTER	17,261	17,261	754,383
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited -Prepared by Management)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited -Prepared by Management)

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
(Unaudited -Prepared by Management)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited -Prepared by Management)

Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)
Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)
Balance as of April 30, 2008	28,990,440	2,899	13,984,853		(11,889,157)	(4,693,693)	196,474
Shares for property payment	476,189	48	58,839
Shares for property payment	6,838,906	684	187,916
Stock based compensation			31,858
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(282,694)	(282,694)
Net loss for the period					(3,017,265)	(3,017,265)	-
Balance as of April 30, 2009	40,489,535	4,049	14,866,470		(14,906,422)	(3,308,959)	(95,220)
Stock based compensation			1,943
Foreign currency translation						(6,874)	6,874)
Net loss for the period					(11,955)	(11,955)
Balance as of July 31, 2009	40,489,535	4,049	14,868,413		(14,918,377)	(18,829)	(102,094)

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
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

4. PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $6,797 (CDN$7,324) being Goods & Services tax receivable from the Federal Government of Canada. Included in “prepaid expenses and other” is also a deposit of $nil (prior year: $148,928 (CDN $150,000) with a contractor for diamond drilling at drill sites to be selected by the Company.

5. CAPITAL STOCK

a) Authorized

150,000,000 of Common shares, $0.0001 par value.

b) Issued

40,489,535 Common shares.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

5. CAPITAL STOCK-Cont’d

c) Changes to Issued Share Capital

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

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement (“Agreement”) with Atna Resources Ltd. (“Atna”). The Company had agreed to make subsequent payments under the Agreement of: $163,066 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $163,066 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permits the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby common shares were valued at $0.0276 (CDN $0.0329) each.

Three months ended July 31, 2009

The Company did not issue any shares during the three month period ended July 31, 2009

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
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

Year ended April 30, 2009.

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

Three month period ended July 31, 2009

The company did not issue any stock options during the three month period ended July 31, 2009.

For this three month period ended July 31, 2009, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6. STOCK BASED COMPENSATION-Cont’d

	19-	20-	28-	15-	28-	18-	14-	21-	25-	8-	28-
	Jan	Mar	Mar	Aug	Sept	Dec	Jan	Feb	Mar	Apr	July
	2007	2007	2007	2007	2007	2007	2008	2008	2008	2008	2008	TOTAL

Risk free rate	4.5%	4.5%	4.5%	5%	4.5%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Volatility factor	94.49%	57.48%	98.67%	91.68%	92.20%	101.61%	45.19%	95.77%	94.92%	94.49%	97.44%

Stock-based
compensation
cost expensed
during the period
ended July 31,
2009					$1,943							$1,943

Unexpended Stock
based compensation
cost deferred over
the vesting period												$nil

As of July 31, 2009 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three month period ended July 31, 2009 was $1,943.

On June 24, 2009 the Company cancelled 200,000 options granted to a former officer of the Company.

7. SALE OF MOUNT HINTON MINING PROPERTY CLAIMS:

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

7. SALE OF MOUNT HINTON MINING PROPERTY CLAIMS-Cont’d

The schedule of Property Payments and Work Program Payments made by the Company to July 31, 2009 is as follows:

PROPERTY PAYMENTS

On execution of the July 7, 2002 Agreement	$ 19,693 (CDN$ 25,000) Paid
On July 7, 2003	$ 59,078 (CDN$ 75,000) Paid
On July 7, 2004	$118,157 (CDN$ 150,000) Paid
On January 2, 2006	$125,313 (CDN$ 150,000) Paid
On July 7, 2006	$134,512 (CDN$ 150,000) Paid
On July 7, 2007	$141,979 (CDN$ 150,000) Paid
On July 7, 2008	$146,484 (CDN$ 150,000) Paid
TOTAL	$745,216 (CDN$850,000)

WORK PROGRAM-expenditures to be incurred in the following periods;

July 7/02 to July 6/03	$ 118,157 (CDN$ 150,000) Incurred
July 7/03 to July 6/04	$ 196,928 (CDN$ 250,000) Incurred
July 7/04 to July 6/05	$ 256,006 (CDN$ 325,000) Incurred
July 7/05 to Dec. 31/06	$ 667,795 (CDN$ 750,000) Incurred
Jan. 1/07 to Dec. 31/07	$ 937,383 (CDN$ 1,000,000) Incurred
Jan. 1/08 to Dec. 31/08	$1,047,779 (CDN$ 1,250,000)**Deferred
Jan. 1/09 to Dec. 31/09	$1,392,111 (CDN$ 1,500,000)
TOTAL	$4,616,159 (CDN$5,225,000)

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

7. SALE OF MOUNT HINTON MINING PROPERTY CLAIMS-Cont’d

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

On May 21, 2009, the Company, through its wholly owned subsidiary, YGC, sold its interest in the Mount Hinton Property to the Hinton Syndicate. All of the claims comprising the Mount Hinton Property were conveyed by the Company’s subsidiary to a member of the Hinton Syndicate. The Hinton Syndicate paid the Company (i) $110,306 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to Yukon Gold of the following:

If the payment is made to Yukon Gold within the 12- month anniversary of the Closing:	$89,453 (CDN$115,000)

If the payment is made to Yukon Gold after the 12- month anniversary of the Closing but before the 24- month anniversary of the Closing:	$129,930 (CDN$140,000)

If the payment is made to Yukon Gold after the 24- month anniversary of the Closing but before the 36- month anniversary of the Closing:	$153,132 (CDN$165,000)

If the payment is made to Yukon Gold after the 36- month anniversary of the Closing but before the 48- month anniversary of the Closing:	$176,334 (CDN$190,000)

If the payment is made to Yukon Gold after the 48- month anniversary of the Closing, it shall be increased by $23,202 (CDN$25,000) for each 12-month period following the 49-month anniversary of the Closing

In addition, Yukon Gold’s subsidiary assigned its work permit to a member of the Hinton Syndicate and the Hinton Syndicate became responsible for any reclamation costs imposed by the government of Yukon in connection with the work permit. As of May 21, 2009, Yukon Gold and its subsidiary have no further interest or obligations with respect to the Mount Hinton Property.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8. COMMITMENTS AND CONTINGENCIES

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements July 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8. COMMITMENTS AND CONTINGENCIES-Cont’d

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

9. RELATED PARTY TRANSACTIONS

Three month period ended July 31, 2009

The Company and its subsidiary expensed a total of $nil in consulting fees & wages to three Company Directors, and $66,339 to three of its officers.

No director or officer exercised stock options during the three month period ended July 31, 2009.

Three month period ended July 31, 2008

The Company and its subsidiary expensed a total of $47,637 in consulting fees & wages to five Company Directors, and $85,248 to five of its officers.

No director or officer exercised stock options during the three month period ended July 31, 2008.

10. SUBSEQUENT EVENTS

The Company has reviewed its subsequent events up to September 18th, 2009.  The subsequent events are as follows:

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

On August 26, 2009, the Toronto Stock Exchange ("TSX"), announced that it would de-list the Company’s common shares, effective as of the close of market on September 25, 2009. The delisting was imposed for failure by the Company to meet multiple listing requirements of TSX. The Company is appealing this decision.

On September 2, 2009, the Ontario Securities Commission issued a “cease trade” order covering the Company’s shares because the Company had failed to timely file its annual report. The cease trade order was lifted as of September 15, 2009 upon filing by the Company of its annual report on Form 10-K for the year ended April 30, 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE MONTH PERIOD
ENDED JULY 31, 2009

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at July 31, 2009, we had accumulated losses of $14,918,377. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

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

SELECTED INFORMATION

	Three months ended	Three months ended
	July 31, 2009	July 31, 2008

Net Loss	$11,955	$1,549,200
Loss per share-basic and diluted	$(0.00)	$(0.05)

	As at	As at
	July 31, 2009	April 30, 2009

Total Assets	$70,268	108,099
Total Liabilities	$218,277	239,222
Cash dividends declared per share	Nil	Nil

Gain on sale of mining property

The only gain generated by the Company during the three month period ended July 31, 2009 was the sale of the Mount Hinton property for a total cash consideration of $110,306 (CDN$125,000). As all costs incurred in acquisition and exploration had been expensed, the entire cash proceeds are recognized as gain during the quarter.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three months ended July 31, 2009 is general and administrative expense of $114,131 as compared to $366,810 for the three months ended July 31, 2008. General and administrative expense decreased substantially due to Management’s endeavor to reduce costs.

(b) Project Expense

Included in operating expenses for the three months ended July 31, 2009 is project expenses of $5,454 as compared with $1,171,909 for the three months ended July 31, 2008. Project expense was a significant expense in the prior period where it represents approximately 75.6% of the total operating expense for the three months ended July, 2008. The Company incurred very little costs during this quarter due to lack of funding.

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

The Hinton Syndicate paid the Company (i) $110,306 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to Yukon Gold of the following:

If the payment is made to Yukon Gold within the 12- month anniversary of the Closing:	$89,453 (CDN$115,000)

If the payment is made to Yukon Gold after the 12- month anniversary of the Closing but before the 24- month anniversary of the Closing:	$129,930 (CDN$140,000)

If the payment is made to Yukon Gold after the 24- month anniversary of the Closing but before the 36- month anniversary of the Closing:	$153,132 (CDN$165,000)

If the payment is made to Yukon Gold after the 36- month anniversary of the Closing but before the 48- month anniversary of the Closing:	$176,334 (CDN$190,000)

If the payment is made to Yukon Gold after the 48- month anniversary of the Closing, it shall be increased by $23,202 (CDN$25,000) for each 12-month period following the 49-month anniversary of the Closing

In addition, Yukon Gold’s subsidiary assigned its work permit to a member of the Hinton Syndicate and the Hinton Syndicate became responsible for any reclamation costs imposed by the government of Yukon in connection with the work permit. As of May 21, 2009, Yukon Gold and its subsidiary have no further interest or obligations with respect to the Mount Hinton Property.

Exploration

During the year ended April 30, 2009, the Company completed its acquisition of the Marg property and currently owns it outright. The Marg Property consists of 402 contiguous mineral claims covering approximately 20,000 acres. Access to the claim group is possible either by helicopter, based in Mayo, Yukon Territory, Canada, located approximately 80 km to the southwest or by small aircraft to a small airstrip located near the Marg deposit. A 50 kilometer winter road from Keno City to the property boundary was completed in 1997. The camp site on the property provides accommodation for up to 12 people. Presently the hydroelectric power grid terminates at Keno City some 50km to the southwest and water is available from the Keno Ladue River, which flows through the property.

.For more information regarding our exploration activities on our properties during the fiscal year ended April 30, 2009, see Item 2 "Description of Property" in the 10K filed for year ended April 30, 2009.

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

	July 31, 2009	July 31, 2008

Cash and cash equivalent	$17,261	$754,383
Working capital (deficit)	$(179,973)	$623,616
Cash used in operating activities	$(102,841)	$(995,569)
Cash provided by (used in) investing activities	$110,306	$(50,447)
Cash provided in financing activities	--	$576,348

As at July 31, 2009 the Company had working capital deficit of $(179,973) as compared to a working capital of $623,616 in the previous period. During the current period the Company did not raise any funds. The Company however sold all its interests in the Mount Hinton Property for a consideration of $110,306 (CDN $125,000).

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of July 31, 2009.

Contractual Obligations and Commercial Commitments

a) The Marg Property

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

The Company has agreed to make subsequent payments under the Agreement of: $167,645 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $167,645 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby the common shares were valued at $0.0276 (CDN$0.0329) each. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $928,074 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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

CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at July 31, 2009. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c)	Limitations on the Effectiveness of Controls. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS

1.	WE HAVE VERY LIMITED WORKING CAPITAL AND MAY NOT BE ABLE TO CONTINUE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS AND THE REQUIREMENTS OF THE EXCHANGES ON WHICH OUR SHARES TRADE.

Yukon Gold does not have sufficient working capital to maintain its ongoing operations, to prepare and file regular reports required to meet the disclosure requirements of the Securities and Exchange Commission or the Ontario Securities Commission or to meet the requirements of the exchanges on which our stock trades. We run the risk of being de-listed on all exchanges on which our stock currently trades.

On August 26, 2009, the Toronto Stock Exchange ("TSX"), announced that it would de-list the Company’s common shares, effective at the close of the market on September 25, 2009. The decision was based upon the Company’s failure to meet multiple listing requirements of TSX. The Company is appealing this decision.

2.	WE MAY HAVE TO PURCHASE ADDITION MINERAL PROPERTIES TO SECURE FINANCNG AND REMAIN VIABLE.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

In addition, the following report is incorporated by reference.

Current Report on Form 8-K "Item 2.01 - Completion of Acquisition or Disposition of Assets" dated May 21, 2009

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ J.L. Guerra, Jr.
Dated: September 18, 2009	J. L. Guerra, Jr.
Chief Executive Officer

By: /s/ Rakesh Malhotra
Rakesh Malhotra
Chief Financial Officer