Form 10-Q
period 2009-10-31
YUKON GOLD CORP INC
filed 2009-12-15
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

 Yes ☐    No ☒

The number of shares of registrant's common stock outstanding as of October 31, 2009 was 40,489,535

PART I – FINANCIAL INFORMATION

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

  TABLE OF CONTENTS

Page No.

Interim Consolidated Balance Sheets as at October 31, 2009 (unaudited) and April 30, 2009 (audited)	F-2 to F3

Interim Consolidated Statements of Operations for the six months and three months ended October 31, 2009 and October 31, 2008 and the period from Inception to October 31, 2009.	F-4

Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2009 and October 31, 2008 and the period from Inception to October 31, 2009.	F-5

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from Inception to October 31, 2009	F-6 to F9

Condensed Notes to Interim Consolidated Financial Statements	F-10 to F-25

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at October 31, 2009 and April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	October 31, 2009	April 30, 2009
	$	$
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS

Cash and cash equivalents	39,402	9,349
Prepaid expenses and other (Note 4)	19,344	64,852
		-
	58,746	74,201

PROPERTY, PLANT AND EQUIPMENT	31,773	33,898
	90,519	108,099

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., Director and Chairman

/s/ Douglas Oliver
Douglas Oliver, CEO and Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at October 31, 2009 and April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	October 31,	April 30,
	2009	2009
	$	$
	(unaudited)	(audited)

LIABILITIES

CURRENT LIABILITIES
Loan from director (Note 10)	102,000	-
Accounts payable and accrued liabilities	308,109	234,134
Obligation under Capital Leases	2,680	2,617
Total Current Liabilities	412,789	236,751

Long -Term Portion of:
Obligations under Capital Lease	2,104	2,471

TOTAL LIABILITIES	414,893	239,222
GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 9)
SUBSEQUENT EVENTS (Note 12)
SHAREHOLDERS’ DEFICIENCY
CAPITAL STOCK (Note 6)	4,049	4,049

ADDITIONAL PAID-IN CAPITAL	14,916,339	14,866,470

ACCUMULATED OTHER COMPREHENSIVE LOSS	(100,688)	(95,220)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(15,144,074)	(14,906,422)
	(324,374)	(131,123)
	90,519	108,099

See condensed notes to the interim consolidated financial statements.
F-3

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations
For the six months and three months ended October 31, 2009 and October 31, 2008 and the period from Inception to October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		six months	six months	three months	three months
	Cumulative	ended	ended	ended	ended

	since inception	October 31, 2009	October 31, 2008	October 31, 2009	October 31, 2008
	$	$	$	$	$

OPERATING EXPENSES

General and administration	7,125,738	330,360	689,617	216,229	322,807
Project expenses	9,070,481	12,104	1,723,638	6,650	551,729
Exploration Tax Credit	(605,716)	-	-	-	-
Amortization	167,143	5,494	21,119	2,818	10,638
Loss on sale/disposal of capital assets	5,904	-	-	-	-
Gain on sale of mining property (Note7)	(110,306)	(110,306)	-	-	-

TOTAL OPERATING EXPENSES	15,653,244	237,652	2,434,374	225,697	885,174

LOSS BEFORE INCOME TAXES	(15,653,244)	(237,652)	(2,434,374)	(225,697)	(885,174)

Income taxes recovery	509,170	-	-	-	-

NET LOSS	(15,144,074)	(237,652)	(2,434,374)	(225,697)	(885,174)

Loss per share – basic and diluted		(0.01)	(0.08)	(0.01)	(0.03)

Weighted average common shares outstanding		40,489,532	31,592,332	40,489,535	33,650,629

See condensed notes to the interim consolidated financial statements F-4

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the six month period ended October 31, 2009 and October 31, 2008 and the period from Inception to October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the six	For the six
		month period	month period
		ended	ended
	Cumulative	October 31,	October 31,
	Since Inception	2009	2008
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(15,144,074)	(237,652)	(2,434,374)
Items not requiring an outlay of cash:
Amortization and impairment	167,143	5,494	21,119
Loss on sale/disposal of capital assets	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	772,826	-	58,887
Common shares issued for settlement of
severance liability to ex-officer	113,130		-
Stock-based compensation	1,298,574	5,869	24,823
Compensation expense on issue of warrants	140,892	-	17,813
Issue of shares for professional services	860,023	-	7,500
Gain on sale of mining property	(110,306)	(110,306)	-
Issue of units against settlement of debts	20,077	-	-
Decrease (Increase) in prepaid expenses and other	(18,187)	52,168	73,140
Increase (Decrease) in accounts payable and accrued liabilities	307,619	57,475	4,336
(Increase) Decrease in restricted cash	-	-	817,092

NET CASH USED IN OPERATING ACTIVITIES	(11,398,254)	(226,952)	(1,409,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	-	(38,978)
Sale of available for sale securities	-		31,500
Short-term Deposit	-	-	(36,530)
Proceeds from sale of mining property	110,306	110,306

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(112,003)	110,306	(44,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1180	-	-
Proceeds (Repayments) from Demand promissory notes	302,000	102,000	-
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from subscription /issuance of units/shares – net	10,082,190	44,000	578,109
Proceeds (Repayments) from capital lease obligation	5,088	-	(2,097)))

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,627,947	146,000	576,012

EFFECT OF FOREIGN CURRENCY
EXCHANGE RATE CHANGES	(78,288)	699	(116,315)

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS FOR THE QUARTER	39,402	30,053	(993,975)
Cash and cash equivalents, beginning of quarter	-	9,349	1,255,620

CASH AND CASH EQUIVALENTS, END OF QUARTER	39,402	39,402	261,645
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements F-5

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

F-6

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

F-7

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

Promissory notes
Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	5,331,327	533	2,910,375
Brokered Private placement of flow through Shares- net	25,000	2	13,310
Exercise of stock options	10,000	1	5,499
Foreign currency translation	-	-	-			(2,687)	(2,687)
Net loss for the year	-	-	-		(1,855,957)	(1,855,957)	-
Balance at April 30, 2006	16,366,728	1,637	5,301,502	525,680	(3,231,792)	(1,858,644	(5,162)
Exercise of warrants	10,000	1	8,986
Exercise of warrants	45,045	5	40,445
Exercise of warrants	16,000	2	14,278
Common shares issued for settlement of severance liability to ex-officer	141,599	14	113,116
Exercise of warrants	43,667	4	39,364
Exercise of warrants	17,971	2	15,937
Exercise of warrants	43,667	4	38,891
Exercise of warrants	16,000	2	14,251
Exercise of warrants	158,090	16	141,616
Issue of common shares for property payment	43,166	4	53,841
Exercise of warrants	64,120	6	57,863
Exercise of warrants	61,171	6	53,818
Exercise of stock options	24,000	2	17,998
Issuance of common shares for professional services	342,780	34	438,725
Brokered private placement of units-net	400,000	40	363,960
Brokered private placement of units- net	550,000	55	498,923
Stock based compensation-Directors and Officers			451,273
Exercise of stock options	50,000	5	37,495

F-8

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)
Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)
Balance as of April 30, 2008	28,990,440	2,899	13,984,853		(11,889,157)	(4,693,693)	196,474
Shares for property payment	476,189	48	58,839
Shares for property payment	6,838,906	684	187,916
Stock based compensation			31,858
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(282,694)	(282,694)
Net loss for the period					(3,017,265)	(3,017,265)	-
Balance as of April 30, 2009	40,489,535	4,049	14,866,470		(14,906,422)	(3,308,959)	(95,220)
Stock based compensation			5,869
Subscription for 1,100,000 shares @$0.04 per share			44,000
Foreign currency translation						(5,468)	(5,468)
Net loss for the period					(237,652)	(237,652)
Balance as of October 31, 2009	40,489,535	4,049	14,916,339		(15,144,074)	(243,120)	(100,688)

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

1.

BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended April 30, 2009. In the opinion of management, the accompanying condensed interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2009 and April 30, 2009, the results of its operations for the three- and six-month periods ended October 31, 2009 and October 31, 2008, and its cash flows for the six-month periods ended October 31, 2009 and October 31, 2008. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six -month period ended October 31, 2009 are not necessarily indicative of results to be expected for the full year.

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
October 31, 2009
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

4.

PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $9,381 (CDN$10,149) being Goods & Services tax receivable from the Federal Government of Canada. Included in prepaid expenses and other is also a deposit of $nil (prior year: $148,928 (CDN $150,000) with a contractor for diamond drilling at drill sites to be selected by the Company. Also included in prepaid expenses is an amount of $6,932 (CDN$7,500) being the NEX yearly listing fee.

5.

CAPITAL STOCK

a)

Authorized

150,000,000 of Common shares, $0.0001 par value.

b)

 Issued

40,489,535 Common shares.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
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

Six months ended October 31, 2009

During the six month period ended October 31, 2009, the Company received subscriptions for 1,100,000 common shares at $0.04 per share for a total consideration of $44,000 through a non-brokered private placement. The Company has not issued any shares during the six month period ended October 31, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
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
October 31, 2009
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

Six month period ended October 31, 2009

The company did not issue any stock options during the six month period ended October 31, 2009.

For this six month period ended October 31, 2009, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6.

STOCK BASED COMPENSATION-Cont’d

	19-	20-	28-	15-	28-	18-	14-	21-	25-	8-	28-
	Jan	Mar	Mar	Aug	Sept	Dec	Jan	Feb	Mar	Apr	July
	2007	2007	2007	2007	2007	2007	2008	2008	2008	2008	2008	TOTAL

Risk free rate	4.5%	4.5%	4.5%	5%	4.5%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Volatility factor	94.49%	57.48%	98.67%	91.68%	92.20%	101.61%	45.19%	95.77%	94.92%	94.49%	97.44%

Stock-based compensation cost expensed during the period ended July 31, 2009		$5,869										$5,869

Unexpended Stock based compensation cost deferred over the vesting period												$nil

As of October 31, 2009 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six month period ended October 31, 2009 was $5,869.

On June 24, 2009 the Company cancelled 200,000 options granted to a former officer of the Company.

On August 4, 2009 the Company recognized the expiration of 240,000 options granted to a former director of the Company and cancelled 100,000 options granted to such former director.

On October 24, 2009, the Company cancelled 200,000 options issued to an officer of the Company.

7.

SALE OF MOUNT HINTON MINING PROPERTY CLAIMS

The Mount Hinton Property is adjacent to the Keno Hill Mining Camp in central Yukon Territory. It consists of 186 staked claims under the Yukon Quartz Mining Act, covering approximately 9300 acres.

On July 7, 2002 YGC, the Company’s wholly owned subsidiary, entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of Yukon, Canada. This agreement was replaced with a revised and amended agreement (the “Hinton Option Agreement”) dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement was between the Company, its wholly owned subsidiary YGC and the Hinton Syndicate. The schedule of Property Payments and Work Program ayments made by the Company to October 31, 2009 is as follows:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
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

F-16

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
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

If the payment is made to Yukon Gold within the 12-	$106,294
month anniversary of the Closing:	(CDN$115,000)

If the payment is made to Yukon Gold after the 12-	$129,402
month anniversary of the Closing but before the 24-	(CDN$140,000)
month anniversary of the Closing:

If the payment is made to Yukon Gold after the 24-	$152,509
month anniversary of the Closing but before the 36-	(CDN$165,000)
month anniversary of the Closing:

If the payment is made to Yukon Gold after the 36-	$175,617
month anniversary of the Closing but before the 48-	(CDN$190,000)
month anniversary of the Closing:

If the payment is made to Yukon Gold after the 48-
month anniversary of the Closing, it shall be increased
by $23,107 (CDN$25,000) for each 12-month period
following the 49-month anniversary of the Closing

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
October 31, 2009
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

The Company agreed to make subsequent payments under the Agreement of: $167,645 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $167,645 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby the common shares were valued at $0.0276 (CDN $0.0329) each. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $924,300 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.

COMMITMENTS AND CONTINGENCIES-Cont’d

The fourth and final payment of $402,244 (CDN$380,000) was paid on August 15, 2007. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment for the Mount Hinton 2007 Work Program from cash call funds previously allocated to the Marg Project. These reallocated funds were not needed for the Marg Project. On January 23, 2008 the Company was refunded $388,524 (CDN$390,000) as these funds were not needed for the Marg Project.

On September 17, 2009, the Company, Bellhaven Copper and Gold, Inc. (“Bellhaven”) and Minera Cerro Quema S.A., a private company organized under the laws of Panama that is a subsidiary of Bellhaven (“Minera”) fully executed a Memorandum of Understanding (the “MOU”) dated as of September 15, 2009 pursuant to which Bellhaven granted to the Company an option to buy a 75% equity interest in Minera. Minera owns the Cerro Quema development stage gold project located the Tonosi, Province of Los Santos, Republic of Panamá. The MOU called for a 60-day due diligence period during which the Company was required to make a series of non-refundable deposits totaling $400,000 as milestones for due diligence and development of definitive documents . The total consideration for the Minera interest was $19,915,000, which included the purchase price and project financing to be provided by the Company. Upon exercise of the "Option to Purchase" Yukon Gold would own 75% of the outstanding shares of Minera and Bellhaven would hold the remaining 25%. The Property was also subject to a 2% NSR (net smelter royalty) in favor of Compania de Exploracion Minera S.A. and a 9% NPI in favor of Bellhaven. Yukon Gold agreed to purchase the 9% NPI from Bellhaven for consideration of $75,000, payable at Closing. While it performed due diligence, the Company was seeking financing for the transaction. On September 21, 2009 the Company paid $37,500 of the $75,000 being the first non-refundable due diligence deposit milestone. October 5, 2009 the Company paid the balance $37,500. Subsequent to the quarter ended October 31, 2009 the Company was unable to complete its due diligence, or to make the balance of the non-refundable due diligence deposits, or to raise the $19,915,000. On November 13, 2009 Bellhaven issued a press release stating that they were terminating the MOU with the Company.

On October 1, 2009 the Company’s board of directors ratified a retainer agreement (the “Agreement”) dated August 28, 2009 with a Panamerican corporation (the “Consultant”) to provide certain exclusive advisory services for financing, acquisition, collaboration, product or services sales transactions and strategies, for a period of twelve (12) months (the “Term”) from the date of execution. If at any time during the Term the Company wishes to terminate the exclusivity of the Consultant, the Company will give the Consultant ten (10) days prior written notice and pay the Consultant $200,000. The Agreement states that a monthly cash fee of $50,000 and the Consultant’s out-of-pocket expenses shall accrue and be payable only at such time as the Company secures a minimum of $5,000,000 in financing during the Term of this agreement at which time the total amount accrued shall be due and payable in full without interest. In the event that the Company fails to timely pay any of the compensation, as defined in the Agreement, each shall bear interest at the rate of six percent (6%) until paid in full. The Consultant has the right upon written notice to the Company of its election to receive gold or other minerals in lieu of cash prior to or concurrent with the closing of any financing transactions (“Financing Transactions”). Compensation payable in kind shall not bear any interest.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.

COMMITMENTS AND CONTINGENCIES-Cont’d

If an acquisition or divestiture is consummated during the Term of the Agreement or for a period of one (1) year thereafter, the Company shall pay a transaction fee (“TF”) to the Consultant based on the following transaction values (“TVs”): (i) 5% TF up to and including $1,000,000 TVs, plus (ii) 4% TF on all TVs from $1,000,000 to $1,999,999, plus (iii) 3% TF on all TVs from $2,000,000 to $2,999,999, plus (iv) 2% on all TVs from $3,000,000 to $3,999,999, plus (v) 1% on all TVs from $4,000,000 to $4,999,999, plus (vi) 1% on all TVs equal to and exceeding $5,000,000. During the Term of the Agreement or for a period of one (1) year after termination, the Company will pay the Consultant a finder’s fee equal to two percent (2%) of the total amount of each and every Financing Transaction successfully undertaken by the Company. In addition the Company shall grant to the Consultant options to purchase that number of shares of the Company’s common stock determined by multiplying two percent (2%) equal to the total number of equity shares placed/and or issued, or if convertible debt, two percent (2%) of the number of common equity shares as if the convertible debt was converted at its earliest possible date. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day weighted average trading price (WATP) for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. In addition to the foregoing fees, the Company shall grant to the Consultant a fully-vested option (“Equity Fee”) to acquire a number of shares equal to eight and one-half percent (8.5%) of the total common shares issued and outstanding at the time of the execution of the Agreement. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. The number of stock options shall be subject to any and all adjustments of the common shares during the five-year exercise period. Upon the Company entering into any definitive agreement, during the Term, to acquire any properties/projects, as defined in the Agreement, an additional fully-vested performance option shall be granted to the Consultant to acquire a number of shares equal to eight and one-half percent (8.5%) of the then issued and outstanding common shares of the Company. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the execution of the definitive agreement. The number of performance options shall be subject to any and all adjustments of the common shares during the five-year exercise period. If any acquisition transaction is contemplated by the Company during the Term or for a period of one (1) year after the Company will grant to the Consultant the absolute right to participate, on a pro rata basis, in up to a ten percent (10%) interest in the Company’s acquisition. The Consultant shall also be responsible for all pro rata future development and operating costs of said acquisition when paid by the parties owning the other 90% interests. Notwithstanding anything within the Agreement to the contrary, any stock or equity-based compensation must be pre-cleared by the Toronto Stock Exchange (TSX). If any Financing Transaction(s) described in paragraphs 2 A and B of Schedule A to this Agreement are concluded during the Term, or for a period of one (1) year thereafter, provided such Financing Transaction(s) results from parties identified in writing by the Consultant in performing the Services, the Company will pay to the Consultant, or a designee of the Consultant, the following: (i) with respect to any equity financing, a cash fee equal to seven percent (7%) of the total amount of the Financing Transaction (gross proceeds, without offset for costs or fees), (ii) with respect to any debt financing, a cash fee equal to four percent (4%) of the total amount of such Financing Transaction (gross proceeds, without offset for costs or fees), and (iii) in addition, upon the completion of any Financing Transaction of the Company or its, parents, subsidiaries or affiliates, the Company shall grant to the Consultant the right and option to purchase that number of shares, units or interests in the Company determined by dividing five percent (5%) of the amount of the Financing Transaction by an amount equal to equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the payment of Yukon Gold Corporation stock options.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.

COMMITMENTS AND CONTINGENCIES-Cont’d

Such rights shall be exercisable, for a period of five (5) years, from date of issue and shall possess “most favored nation” registration rights, i.e., registration rights equal to the best/most favorable rights/treatment of any issued/outstanding registration rights provisions applicable to any securities of the Company, specifically including, but not limited to demand and “piggy back” registration rights, including the right to include such shares in any offering undertaken by the Company, i.e., “tag-along” rights. Such Fee shall be paid by the Company to the Consultant within ten (10) calendar days after the closing of each Financing Transaction, or, if such Financing Transaction closes in several tranches, within ten (10) calendar days after the closing of each tranche, until paid in full.

On October 1, 2009 the Company’s board of directors ratified a letter agreement dated September 10, 2009 with a former officer to act as an agent to facilitate the sale of the Company’s Marg property and to secure bridge loan financing. The Company has agreed to pay the agent a fee equal to five percent (5%) of the transaction value of each completed transaction. The letter agreement has a term of three months. Subsequent to the quarter ended Oct 31, 2009 the letter agreement terminated. The Company is obligated to pay a fee of $11,550 (CAD $12,500) for the services provided by the agent on sale of the property.

On October 1, 2009 the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement states that the Consultant will receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement. During the quarter and subsequent to the period ended October 31, 2009 the Company has not issued these shares to the Consultant but the Company has expensed the cost at fair value using guidance as per EITF 96-18. The Consultant is entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of this Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of this Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant will be reimbursed for all traveling and other actual legitimate expenses. The Agreement is for a three month minimum term and may be extended by the mutual agreement of both parties in writing. As of the date of these statements, the Consultant was not successful in raising any financing.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.

COMMITMENTS AND CONTINGENCIES-Cont’d

On October 1, 2009 the Company’s board of directors ratified an engagement letter dated September 24, 2009 with two limited market dealers (collectively referred to herein as the “Agents”) to arrange a bridge financing, within two weeks of signing the engagement letter, in the amount of $500,000 related to the $400,000 due diligence payments agreed to in the Bellhaven MOU and to provide working capital. In exchange for the Agents successfully completing the bridge financing the Company agreed to pay the Agents collectively a fee of ten percent (10%) and issue common share purchase warrants (“Broker Warrants”) equal to ten percent (10%) of the total units sold by the Agents under the financing. Each Broker Warrant entitles the holder to acquire one additional common share of the Company for a period of 24 months from the date of issue exercisable at a price of $0.05 per share. The Company also agreed to reimburse the Agents for out of pocket expenses. The engagement letter has a term of six months and is non-exclusive. Either party may terminate the agreement upon 30 days written notice. As of the date of these statements, the Agents were not successful in raising any of the $500,000.

On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as it’s President and Chief Executive Officer. During the employment term, the Company will pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary shall be deferred and shall accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary shall be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but may be further deferred at the Employee’s discretion. In the event that this Agreement is terminated for any reason, the Employee shall be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further states that the Employee immediately shall be awarded 250,000 shares of the Company’s common stock, however during the quarter and subsequent to the period ended October 31, 2009 the 250,000 shares have not been issued to the Employee, but the Company has expensed the cost at fair value using guidance as per EITF 96-18. The Employee acknowledges that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144. The Company agrees to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options shall be awarded to Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company shall agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee may terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company may terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.

COMMITMENTS AND CONTINGENCIES-Cont’d

In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) will be paid to the Employee if this Agreement is terminated by the Company at any time prior to the second anniversary of the date of this Agreement.

On October 23, 2009 the Company accepted a letter agreement (the “Agreement”) dated October 21, 2009 with an exclusive placement agent (the “Agent”) in connection with the offer and proposed sale (the “Financing(s)”) of the Company’s common shares (the “Equity Securities”) on an Efforts Basis. The Agreement continues until February 21, 2010 (the “Term”) with a further 24-month tail period (the “Tail Period”). For the Agents services the Company agrees to pay a cash placement fee (the “Cash Fee”) equal to seven percent (7%) of the gross proceeds of the Financing(s) completed during the Term, except for those completed under the consulting agreement dated September 20, 2009. In addition the Agent shall also receive broker warrants (the “Broker Warrants”) entitling the Agent to purchase from the Company such number of common shares as is equal to seven percent (7%) of the number of Equity Securities issued in the Financing (together with the Cash Fee set forth herein, the “Financing Fee”). The Broker Warrants shall be assignable and shall expire 24 months from the date of issuance. The exercise price of the Broker Warrants shall be equal to the purchase price of the Equity Securities sold under the Financing. For financings completed under the consulting agreement dated September 20, 2009, the Agent will receive 20% of the fees, cash and broker warrants, paid under said consulting agreement, payable upon closing of the financing. The Agreement states further that the Company grants to the Agent a first right of refusal to act as any future financings for a period of twelve (12) months commencing on the closing of the Financing. The Agreement also states that the Company shall pay to the Agent the Financing Fee in respect of each Financing completed or entered into during the Tail Period. As of the date of these statements, the Agent was not successful in raising any financing.

On October 26, 2009 the Company entered into a letter agreement with a former officer to act as a consultant providing accounting and administration services for $1,849 (CDN$2,000) per month and to warehouse the Company records for $462 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the letter agreement.

9.

RELATED PARTY TRANSACTIONS

Six month period ended October 31, 2009

The Company and its subsidiary expensed a total of $nil in consulting fees & wages to three Company Directors, and $4,593 to two of its officers.

No director or officer exercised stock options during the three month period ended October 31, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9.

RELATED PARTY TRANSACTIONS-Cont’d

Six month period ended October 31, 2008

The Company and its subsidiary expensed a total of $80,015 in consulting fees & wages to five Company Directors, and $174,159 to five of its officers.

No director or officer exercised stock options during the three month period ended October 31, 2008.

10.

DEMAND LOAN FROM DIRECTOR

The Company received loans for $64,500 on September 21, 2009 and $37,500 on October 5, 2009 for a total of $102,000 during the quarter ended October 31, 2009 from a director of the Company which carries simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon shall be payable on demand by the holder of the Promissory Notes, but no later than three years from the date of the loan.

11.

CHANGES IN DIRECTORS AND OFFICERS

On May 4, 2009 Mr. Howard Barth resigned as a director of the Company.

On May 13, 2009 the board of directors of YGC, the Company’s wholly owned Canadian subsidiary, appointed Mrs. Kathy Chapman Corporate Secretary of YGC.

On June 19, 2009 the Company advised Mrs. Lisa Rose that her employment as Corporate Secretary and Administrator were terminated due to the down-sizing of the Company.

On July 10, 2009 the Company advised Mrs. Kathy Chapman that her employment as Chief Administrative Officer of the Company would be terminated effective September 4, 2009 due to the down-sizing of the Company. Mrs. Chapman will remain Interim Corporate Secretary of the Company and Corporate Secretary of YGC, the Company’s wholly-owned Canadian subsidiary.

On September 28, 2009 the board of directors accepted the resignation of J.L. Guerra, Jr. as President and Chief Executive Officer of the Company. Mr. Guerra, Jr. remains the Chairman of the Board of Directors of the Company.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
October 31, 2009
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

11.

CHANGES IN DIRECTORS AND OFFICERS-Cont’d

On September 28, 2009 the board of directors appointed Mr. Douglas Oliver President and Chief Executive Officer and a director of the Company.

On September 28, 2009 the board of directors appointed Mr. Paul Pitman Vice President of Corporate Development and Exploration, Corporate Secretary and a director of the Company.

On October 21, 2009 Mr. Paul Pitman resigned as Vice President of Corporate Development and Exploration, Corporate Secretary and a director of the Company.

On October 19, 2009 Mr. Robert Van Tassell resigned as a director and member of the Audit Committee of the Company.

On October 23, 2009 the board of directors appointed Mr. Charles William Reed a director and member of the Audit Committee of the Company.

On October 29, 2009 Mr. Kenneth J. Hill resigned as a director and member of both the Audit and Executive Committee of the Company and as a director of Yukon Gold Corp., the Company’s wholly owned Canadian subsidiary.

12.

SUBSEQUENT EVENTS

The company has reviewed subsequent events up to December 10, 2009.

On November 2, 2009 the Company’s common shares began trading on the NEX exchange.

On November 13, 2009 Bellhaven issued a press release stating that they were terminating the MOU with the Company.

On November 16, 2009, 2,036,180 warrants held by shareholders of the Company expired.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE SIX MONTH PERIOD
ENDED OCTOBER 31, 2009

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at October 31, 2009, we had accumulated losses of $15,144,074. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

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

SELECTED INFORMATION
	Three months	Three months
	ended	ended
	October 31,2009	October 31,2008

Revenues	Nil	Nil
Net Loss	$225,697	$885,174
Loss per share-basic and diluted	$ (0.01)	$ (0.03)

	Six months	Six months
	ended	ended
	October 31, 2009	October 31,2008

Revenues	Nil	Nil
Net Loss	$237,652	$2,434,374
Loss per share-basic and diluted	$(0.01)	$ (0.08)

	As at	As at
	October 31, 2009	April 30, 2009

Total Assets	$90,519	$108,099
Total Liabilities	$414,893	$239,222
Cash dividends declared per share	Nil	Nil

Gain on sale of mining property

The only gain generated by the Company during the six month period ended October 31, 2009 was the sale of the Mount Hinton property for a total cash consideration of $110,306 (CDN$125,000). As all costs incurred in acquisition and exploration had been expensed, the entire cash proceeds are recognized as gain during the quarter.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the six months ended October 31, 2009 is general and administrative expense of $330,360 as compared to $689,617 for the six months ended October 31, 2008. General and administrative expense decreased substantially due to Management’s endeavor to reduce costs.

(b) Project Expense

Included in operating expenses for the six months ended October 31, 2009 is project expenses of $12,104 as compared with $1,723,638 for the six months ended October 31, 2008. Project expense was a significant expense in the prior period where it represented approximately 70.8% of the total operating expense for the six months ended October 31, 2008. The Company incurred very little costs during this quarter due to lack of funding.

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

The Hinton Syndicate paid the Company (i) $110,306 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to Yukon Gold of the following:

If the payment is made to Yukon Gold within the 12-	$106,294
month anniversary of the Closing:	(CDN$115,000)

If the payment is made to Yukon Gold after the 12-	$129,402
month anniversary of the Closing but before the 24-	(CDN$140,000)
month anniversary of the Closing:

If the payment is made to Yukon Gold after the 24-	$152,509
month anniversary of the Closing but before the 36-	(CDN$165,000)
month anniversary of the Closing:

If the payment is made to Yukon Gold after the 36-	$175,617
month anniversary of the Closing but before the 48-	(CDN$190,000)
month anniversary of the Closing:

If the payment is made to Yukon Gold after the 48-
month anniversary of the Closing, it shall be increased
by $23,107 (CDN$25,000) for each 12-month period
following the 49-month anniversary of the Closing

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

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:
	October 31, 2009	October 31, 2008

Cash and cash equivalent	$39,402	$261,645
Working capital (deficit)	$(354,043)	$269,361
Cash used in operating activities	$(226,952)	$(1,409,664)
Cash provided (used) in investing activities	$110,306	$(44,008)
Cash provided in financing activities	$146,000	$576,012

As at October 31, 2009 the Company had working capital deficit of $(354,043) as compared to a working capital of $269,361 in the previous period. During the current period the Company raised $44,000 from subscription of shares and received demand loan of $102,000 carrying interest of 7% per annum from a director of the Company. The Company however sold all its interests in the Mount Hinton Property for a consideration of $110,306 (CDN $125,000).

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of October 31, 2009 and April 30, 2009.

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

The Company agreed to make subsequent payments under the Agreement of: $167,645 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $167,645 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby the common shares were valued at $0.0276 (CDN$0.0329) each. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $924,300 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

On April 2, 2007 the Company accepted a proposed work program, budget and cash call schedule for the Marg project. The Company paid cash calls in the amount of $2,100,528 (CDN$2,281,880) for the 2007 Work Program. The Company had approximately $515,561 (CDN$550,000) on deposit left over from the 2006 cash call schedule. On May 15, 2007 the Company paid $703,037 (CDN$750,000), on June 15, 2007 the Company paid $703,037 (CDN$750,000), and on July 15, 2007 the Company paid $703,037 (CDN$750,000) being three of the four cash call payments.

The fourth and final payment of $402,244 (CDN$380,000) was paid on August 15, 2007. On August 31, 2007 the Company re-allocated $537,864 (CDN$508,120) being the balance of the third cash call payment for the Mount Hinton 2007 Work Program from cash call funds previously allocated to the Marg Project. These reallocated funds were not needed for the Marg Project. On January 23, 2008 the Company was refunded $388,524 (CDN$390,000) as these funds were not needed for the Marg Project.

On September 17, 2009, the Company, Bellhaven Copper and Gold, Inc. (“Bellhaven”) and Minera Cerro Quema S.A., a private company organized under the laws of Panama that is a subsidiary of Bellhaven (“Minera”) fully executed a Memorandum of Understanding (the “MOU”) dated as of September 15, 2009 pursuant to which Bellhaven granted to the Company an option to buy a 75% equity interest in Minera. Minera owns the Cerro Quema development stage gold project located the Tonosi, Province of Los Santos, Republic of Panamá. The MOU called for a 60-day due diligence period during which the Company was required to make a series of non-refundable deposits totaling $400,000 as milestones for due diligence and development of definitive documents . The total consideration for the Minera interest was $19,915,000, which included the purchase price and project financing to be provided by the Company. Upon exercise of the "Option to Purchase" Yukon Gold would own 75% of the outstanding shares of Minera and Bellhaven would hold the remaining 25%. The Property was also subject to a 2% NSR (net smelter royalty) in favor of Compania de Exploracion Minera S.A. and a 9% NPI in favor of Bellhaven. Yukon Gold agreed to purchase the 9% NPI from Bellhaven for consideration of $75,000, payable at Closing. While it performed due diligence, the Company was seeking financing for the transaction. On September 21, 2009 the Company paid $37,500 of the $75,000 being the first non-refundable due diligence deposit milestone. October 5, 2009 the Company paid the balance $37,500. Subsequent to the quarter ended October 31, 2009 the Company was unable to complete its due diligence, or to make the balance of the non-refundable due diligence deposits, or to raise the $19,915,000. On November 13, 2009 Bellhaven issued a press release stating that they were terminating the MOU with the Company.

On October 1, 2009 the Company’s board of directors ratified a retainer agreement (the “Agreement”) dated August 28, 2009 with a Panamerican corporation (the “Consultant”) to provide certain exclusive advisory services for financing, acquisition, collaboration, product or services sales transactions and strategies, for a period of twelve (12) months (the “Term”) from the date of execution. If at any time during the Term the Company wishes to terminate the exclusivity of the Consultant, the Company will give the Consultant ten (10) days prior written notice and pay the Consultant $200,000. The Agreement states that a monthly cash fee of $50,000 and the Consultant’s out-of-pocket expenses shall accrue and be payable only at such time as the Company secures a minimum of $5,000,000 in financing during the Term of this agreement at which time the total amount accrued shall be due and payable in full without interest. In the event that the Company fails to timely pay any of the compensation, as defined in the Agreement, each shall bear interest at the rate of six percent (6%) until paid in full. The Consultant has the right upon written notice to the Company of its election to receive gold or other minerals in lieu of cash prior to or concurrent with the closing of any financing transactions (“Financing Transactions”). Compensation payable in kind shall not bear any interest. If an acquisition or divestiture is consummated during the Term of the Agreement or for a period of one (1) year thereafter, the Company shall pay a transaction fee (“TF”) to the Consultant based on the following transaction values (“TVs”): (i) 5% TF up to and including $1,000,000 TVs, plus (ii) 4% TF on all TVs from

$1,000,000 to $1,999,999, plus (iii) 3% TF on all TVs from $2,000,000 to $2,999,999, plus (iv) 2% on all TVs from $3,000,000 to $3,999,999, plus (v) 1% on all TVs from $4,000,000 to $4,999,999, plus (vi) 1% on all TVs equal to and exceeding $5,000,000. During the Term of the Agreement or for a period of one (1) year after termination, the Company will pay the Consultant a finder’s fee equal to two percent (2%) of the total amount of each and every Financing Transaction successfully undertaken by the Company. In addition the Company shall grant to the Consultant options to purchase that number of shares of the Company’s common stock determined by multiplying two percent (2%) equal to the total number of equity shares placed/and or issued, or if convertible debt, two percent (2%) of the number of common equity shares as if the convertible debt was converted at its earliest possible date. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day weighted average trading price (WATP) for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. In addition to the foregoing fees, the Company shall grant to the Consultant a fully-vested option (“Equity Fee”) to acquire a number of shares equal to eight and one-half percent (8.5%) of the total common shares issued and outstanding at the time of the execution of the Agreement. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. The number of stock options shall be subject to any and all adjustments of the common shares during the five-year exercise period. Upon the Company entering into any definitive agreement, during the Term, to acquire any properties/projects, as defined in the Agreement, an additional fully-vested performance option shall be granted to the Consultant to acquire a number of shares equal to eight and one-half percent (8.5%) of the then issued and outstanding common shares of the Company. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the execution of the definitive agreement. The number of performance options shall be subject to any and all adjustments of the common shares during the five-year exercise period. If any acquisition transaction is contemplated by the Company during the Term or for a period of one (1) year after the Company will grant to the Consultant the absolute right to participate, on a pro rata basis, in up to a ten percent (10%) interest in the Company’s acquisition. The Consultant shall also be responsible for all pro rata future development and operating costs of said acquisition when paid by the parties owning the other 90% interests. Notwithstanding anything within the Agreement to the contrary, any stock or equity-based compensation must be pre-cleared by the Toronto Stock Exchange (TSX). If any Financing Transaction(s) described in paragraphs 2 A and B of Schedule A to this Agreement are concluded during the Term, or for a period of one (1) year thereafter, provided such Financing Transaction(s) results from parties identified in writing by the Consultant in performing the Services, the Company will pay to the Consultant, or a designee of the Consultant, the following: (i) with respect to any equity financing, a cash fee equal to seven percent (7%) of the total amount of the Financing Transaction (gross proceeds, without offset for costs or fees), (ii) with respect to any debt financing, a cash fee equal to four percent (4%) of the total amount of such Financing Transaction (gross proceeds, without offset for costs or fees), and (iii) in addition, upon the completion of any Financing Transaction of the Company or its, parents, subsidiaries or affiliates, the Company shall grant to the Consultant the right and option to purchase that number of shares, units or interests in the Company determined by dividing five percent (5%) of the amount of the Financing Transaction by an amount equal to equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the payment of Yukon Gold Corporation stock options. Such rights shall be exercisable, for a period of five (5) years, from date of issue and shall possess “most favored nation” registration rights, i.e., registration rights equal to the best/most favorable rights/treatment of any issued/outstanding registration rights provisions applicable to any securities of the Company, specifically including, but not limited to demand and “piggy back” registration rights, including the right to include such shares in any offering undertaken by the Company, i.e., “tag-along” ; rights. Such Fee shall be paid by the Company to the Consultant within ten (10) calendar days after the closing of each Financing Transaction, or, if such Financing Transaction closes in several tranches, within ten (10) calendar days after the closing of each tranche, until paid in full. On October 1, 2009 the Company’s board of directors ratified a letter agreement dated September 10, 2009 with a former officer to act as an agent to facilitate the sale of the Company’s Marg property and to secure bridge loan financing. The Company has agreed to pay the agent a fee equal to five percent (5%) of the transaction value of each completed transaction. The letter agreement has a term of three months. Subsequent to the quarter ended Oct 31, 2009 the letter agreement terminated.

On October 1, 2009 the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement states that the Consultant will receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement. During the quarter and subsequent to the period ended October 31, 2009 the Company has not issued these shares to the Consultant but the Company has expensed the cost at fair value using guidance as per EITF 96-18. The Consultant is entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of this Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of this Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant will be reimbursed for all traveling and other actual legitimate expenses. The Agreement is for a three month minimum term and may be extended by the mutual agreement of both parties in writing. As of the date of these statements, the Consultant was not successful in raising any financing.

On October 1, 2009 the Company’s board of directors ratified an engagement letter dated September 24, 2009 with two limited market dealers (collectively referred to herein as the “Agents”) to arrange a bridge financing, within two weeks of signing the engagement letter, in the amount of $500,000 related to the $400,000 due diligence payments agreed to in the Bellhaven MOU and to provide working capital. In exchange for the Agents successfully completing the bridge financing the Company agreed to pay the Agents collectively a fee of ten percent (10%) and issue common share purchase warrants (“Broker Warrants”) equal to ten percent (10%) of the total units sold by the Agents under the financing. Each Broker Warrant entitles the holder to acquire one additional common share of the Company for a period of 24 months from the date of issue exercisable at a price of $0.05 per share. The Company also agreed to reimburse the Agents for out of pocket expenses. The engagement letter has a term of six months and is non-exclusive. Either party may terminate the agreement upon 30 days written notice. As of the date of these statements, the Agents were not successful in raising any of the $500,000.

On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as it’s President and Chief Executive Officer. During the employment term, the Company will pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary shall be deferred and shall accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary shall be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but may be further deferred at the Employee’s discretion. In the event that this Agreement is terminated for any reason, the Employee shall be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further states that the Employee immediately shall be awarded 250,000 shares of the Company’s common stock, however during the quarter and subsequent to the period ended October 31, 2009 the 250,000 shares have not been issued to the Employee, but the Company has expensed the cost at fair value using guidance as per EITF 96-18. The Employee acknowledges that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144. The Company agrees to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options shall be awarded to Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company shall agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee may terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company may terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits.

In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) will be paid to the Employee if this Agreement is terminated by the Company at any time prior to the second anniversary of the date of this Agreement.

On October 23, 2009 the Company accepted a letter agreement (the “Agreement”) dated October 21, 2009 with an exclusive placement agent (the “Agent”) in connection with the offer and proposed sale (the “Financing(s)”) of the Company’s common shares (the “Equity Securities”) on an Efforts Basis. The Agreement continues until February 21, 2010 (the “Term”) with a further 24-month tail period (the “Tail Period”). For the Agents services the Company agrees to pay a cash placement fee (the “Cash Fee”) equal to seven percent (7%) of the gross proceeds of the Financing(s) completed during the Term, except for those completed under the consulting agreement dated September 20, 2009. In addition the Agent shall also receive broker warrants (the “Broker Warrants”) entitling the Agent to purchase from the Company such number of common shares as is equal to seven percent (7%) of the number of Equity Securities issued in the Financing (together with the Cash Fee set forth herein, the “Financing Fee”). The Broker Warrants shall be assignable and shall expire 24 months from the date of issuance. The exercise price of the Broker Warrants shall be equal to the purchase price of the Equity Securities sold under the Financing. For financings completed under the consulting agreement dated September 20, 2009, the Agent will receive 20% of the fees, cash and broker warrants, paid under said consulting agreement, payable upon closing of the financing. The Agreement states further that the Company grants to the Agent a first right of refusal to act as any future financings for a period of twelve (12) months commencing on the closing of the Financing. The Agreement also states that the Company shall pay to the Agent the Financing Fee in respect of each Financing completed or entered into during the Tail Period. As of the date of these statements, the Agent was not successful in raising any financing.

On October 26, 2009 the Company entered into a letter agreement with a former officer to act as a consultant providing accounting and administration services for $1,849 (CDN$2,000) per month and to warehouse the Company records for $462 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the letter agreement.

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

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at October 31, 2009. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 26, 2009, the Toronto Stock Exchange ("TSX"), announced that it would de-list the Company’s common shares, effective at the close of the market on September 25, 2009. The decision was based upon the Company’s failure to meet multiple listing requirements of the TSX. The Company was unsuccessful at appealing this decision and at the close of the market on September 25, 2009 the Company was de-listed from the TSX.

On November 2, 2009 the Company’s stock began trading on NEX after successfully meeting its requirements.

2.	WE MAY HAVE TO PURCHASE ADDITIONAL MINERAL PROPERTIES TO SECURE FINANCNG AND REMAIN VIABLE.

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

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.

OTHER INFORMATION

The company has reviewed subsequent events up to December 10, 2009.

On November 2, 2009 the Company’s common shares began trading on the NEX exchange.

On November 13, 2009 Bellhaven issued a press release stating that they were terminating the MOU with the Company.

On November 16, 2009, 2,036,180 warrants held by shareholders of the Company expired.

Item 6.

EXHIBITS & REPORTS ON FORM 8-K

Exhibits

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(a)
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In addition, the following reports are incorporated by reference.

Current Report on Form 8-K "Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" dated September 29, 2009.

Current Report on Form 8-K "Item 8.01 - Other Events, and Item 3.01 - Notice of De-Listing or Failure to Satisfy a Continued Listing Rule or Standard" dated September 22, 2009.

Current Report on Form 8-K "Item 8.01 - Other Events" dated August 28, 2009.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Douglas Oliver
Dated: December 14, 2009	Douglas Oliver
Chief Executive Officer

By: /s/ Rakesh Malhotra
Rakesh Malhotra
Chief Financial Officer