Form 10-Q
period 2010-01-31
YUKON GOLD CORP INC
filed 2010-03-22
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

Commission file number 000-51068

YUKON GOLD CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2243048
(State of incorporation)	(I.R.S. Employer Identification No.)

139 Grand River St. N., PO Box 510
Paris, Ontario N3L 3T6 Canada
 (Address of principal executive offices including zip code)

210-495-8777
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]             No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]         No [ X ]

The number of shares of registrant’s common stock outstanding as of January 31, 2010 was 40,489,535.

PART I – FINANCIAL INFORMATION

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Page No.
Interim Consolidated Balance Sheets as at January 31, 2010 (unaudited) and April 30, 2009 (audited)	F-2 to F3

Interim Consolidated Statements of Operations for the nine months and three months ended January 31, 2010 and January 31, 2009 and the period from Inception to January 31, 2010.	F-4

Interim Consolidated Statements of Cash Flows for the nine months ended January 31, 2010 and January 31, 2009 and the period from Inception to January 31, 2010.	F-5

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from Inception to January 31, 2010	F-6 to F9

Condensed Notes to Interim Consolidated Financial Statements	F-10 to F-25

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at January 31, 2010 and April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	January 31, 2010	April 30, 2009
	$	$
ASSETS	(unaudited)	(audited)
CURRENT ASSETS

Cash and cash equivalents	11,842	9,349
Prepaid expenses and other (Note 4)	11,713	64,852
		-
	23,555	74,201

PROPERTY, PLANT AND EQUIPMENT	29,311	33,898
	52,866	108,099

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., Director and Chairman

/s/ Douglas Oliver
Douglas Oliver, CEO and Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at January 31, 2010 and April 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	January 31,	April 30,
	2010	2009
	$	$
LIABILITIES	(unaudited)	(audited)

CURRENT LIABILITIES
Loan from director (Note 10)	102,000	-
Accounts payable and accrued liabilities	458,097	234,134
Obligation under Capital Leases	2,680	2,617
Total Current Liabilities	562,777	236,751

Long -Term Portion of:
Obligations under Capital Lease	1,324	2,471

TOTAL LIABILITIES	564,101	239,222
GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 9)
SUBSEQUENT EVENTS (Note 14)
SHAREHOLDERS’ DEFICIENCY
CAPITAL STOCK (Note 5)	4,049	4,049

ADDITIONAL PAID-IN CAPITAL	14,916,339	14,866,470

ACCUMULATED OTHER COMPREHENSIVE LOSS	(101,815)	(95,220)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(15,329,808)	(14,906,422)
	(511,235)	(131,123)
	52,866	108,099

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations
For the nine months and three months ended January 31, 2010 and January 31, 2009 and the period from Inception to January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	January 31,	January 31,	January 31,	January 31,
	inception	2010	2009	2010	2009
	$	$	$	$	$
OPERATING EXPENSES

General and administration	7,305,987	510,609	839,688	180,249	150,071
Project expenses	9,073,088	14,711	1,931,660	2,607	208,022
Exploration Tax Credit	(605,716)	-	-	-	-
Amortization	170,021	8,372	99,188	2,878	78,069
Loss on sale/disposal of capital assets	5,904	-	-	-	-
Gain on sale of mining property (Note7)	(110,306)	(110,306)	-	-	-
TOTAL OPERATING EXPENSES	15,838,978	423,386	2,870,536	185,734	436,162
LOSS BEFORE INCOME TAXES	(15,838,978)	(423,386)	(2,870,536)	(185,734)	(436,162)
Income taxes recovery	509,170	-	-	-	-
NET LOSS	(15,329,808)	(423,386)	(2,870,536)	(185,734)	(436,162)
Loss per share – basic and diluted		(0.01)	(0.09)	(0.00)	(0.01)
Weighted average common shares outstanding		40,489,535	32,278,431	40,489,535	33,650,629

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the nine month period ended January 31, 2010 and January 31, 2009 and the period from Inception to January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the nine	For the nine
		month period	month period
		ended	ended
	Cumulative	January 31,	January 31,
	Since Inception	2010	2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(15,329,808)	(423,386)	(2,870,536)
Items not requiring an outlay of cash:
Amortization and impairment	170,021	8,372	99,188
Loss on sale/disposal of capital assets	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	772,826	-	58,887
Common shares issued for settlement of severance liability to ex-officer	113,130		-
Stock-based compensation	1,298,574	5,869	28,399
Compensation expense on issue of warrants	140,892	-	17,813
Issue of shares for professional services	860,023	-	7,500
Gain on sale of mining property	(110,306)	(110,306)	-
Issue of units against settlement of debts	20,077	-	-
Decrease (Increase) in prepaid expenses and other	(10,556)	60,641	178,552
Increase (Decrease) in accounts payable and accrued liabilities	457,607	205,375	153,359
(Increase) Decrease in restricted cash	-	-	817,092

NET CASH USED IN OPERATING ACTIVITIES	(11,423,491)	(253,435)	(1,509,746)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	-	(38,978)
Sale of available for sale securities	-		31,500
Short-term Deposit	-	-	(36,530)
Proceeds from sale of mining property	110,306	110,306

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(112,003)	110,306	(44,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1180	-	-
Proceeds (Repayments) from Demand promissory notes	302,000	102,000	-
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from subscription /issuance of units/shares – net	10,082,190	44,000	578,109
Proceeds (Repayments) from capital lease obligation	5,088	-	(2,788)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,627,947	146,000	575,321

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(80,611)	(378)	(163,368)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE QUARTER	11,842	2,493	(1,141,801)
Cash and cash equivalents, beginning of period	-	9,349	1,255,620

CASH AND CASH EQUIVALENTS, END OF PERIOD	11,842	11,842	113,819
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to January 31, 2010
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
From Inception to January 31, 2010
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited -Prepared by Management)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
From Inception to January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited -Prepared by Management)

Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)
Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)
Balance as of April 30, 2008	28,990,440	2,899	13,984,853		(11,889,157)	(4,693,693)	196,474
Shares for property payment	476,189	48	58,839
Shares for property payment	6,838,906	684	187,916
Stock based compensation			31,858
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(282,694)	(282,694)
Net loss for the period					(3,017,265)	(3,017,265)	-
Balance as of April 30, 2009	40,489,535	4,049	14,866,470		(14,906,422)	(3,308,959)	(95,220)
Stock based compensation			5,869
Subscription for 1,100,000 shares @$0.04 per share			44,000
Foreign currency translation						(6,595)	(6,595)
Net loss for the period					(423,386)	(423,386)
Balance as of January 31, 2010	40,489,535	4,049	14,916,339		(15,329,808)	(429,981)	(101,815)

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The condensed interim consolidated financial statements should be read in conjunction with the consolidated financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended April 30, 2009. In the opinion of management, the accompanying condensed interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at January 31, 2010 and April 30, 2009, the results of its operations for the three- and nine-month periods ended January 31, 2010 and January 31, 2009, and its cash flows for the nine-month periods ended January 31, 2010 and January 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine-month period ended January 31, 2010 are not necessarily indicative of results to be expected for the full year.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

3. NATURE OF OPERATIONS

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company assesses the carrying costs for impairment at each fiscal quarter end. The Company has determined that all property payments are impaired and accordingly has written off the acquisition costs to project expense.

4. PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $9,974 (CDN$10,666) being Goods & Services tax receivable from the Federal Government of Canada.

5. CAPITAL STOCK

a)     Authorized

150,000,000 of Common shares, $0.0001 par value.

b)     Issued

40,489,535 Common shares.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
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

Nine months ended January 31, 2010

During the nine month period ended January 31, 2010, the Company received subscriptions for 1,100,000 common shares at $0.04 per share for a total consideration of $44,000 through a non-brokered private placement. The Company has not issued any shares during the nine month period ended January 31, 2010.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6. STOCK-BASED COMPENSATION-Cont’d

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

Nine month period ended January 31, 2010

The company did not issue any stock options during the nine month period ended January 31, 2010.

For this nine month period ended January 31, 2010, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6. STOCK-BASED COMPENSATION-Cont’d

	19-	20-	28-	15-	28-	18-	14-	21-	25-	8-	28-
	Jan	Mar	Mar	Aug	Sept	Dec	Jan	Feb	Mar	Apr	July
	2007	2007	2007	2007	2007	2007	2008	2008	2008	2008	2008	TOTAL

Risk free rate	4.5%	4.5%	4.5%	5%	4.5%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Volatility factor	94.49%	57.48%	98.67%	91.68%	92.20%	101.61%	45.19%	95.77%	94.92%	94.49%	97.44%

Stock-based compensation cost expensed during the period ended January 31, 2010					$5,869							$5,869

Unexpended Stock based compensation cost deferred over the vesting period												$nil

As of January 31, 2010 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine month period ended January 31, 2010 was $5,869.

On June 24, 2009 the Company cancelled 200,000 options granted to a former officer of the Company.

On August 4, 2009 the Company recognized the expiration of 240,000 options granted to a former director of the Company and cancelled 100,000 options granted to such former director.

On October 24, 2009, the Company cancelled 200,000 options issued to an officer of the Company.

On December 15, 2009 the Company recognized the expiration of 250,000 options granted under the 2003 Stock Option Plan to a former director of the Company and on January 5, 2010 12,000 options granted to a former officer of the Company and on January 19, 2010 250,000 options granted to a former director of the Company, and on January 29, 2010 150,000 options granted to a former director of the Company.

On January 19, 2010 the Company cancelled 100,000 options granted under the 2006 Stock Option Plan to a former director of the Company and another 250,000 options were cancelled on January 29, 2010 that had been granted to a former director of the Company.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

7. SALE OF MOUNT HINTON MINING PROPERTY CLAIMS

The Mount Hinton Property is adjacent to the Keno Hill Mining Camp in central Yukon Territory. It consists of 186 staked claims under the Yukon Quartz Mining Act, covering approximately 9300 acres.

On July 7, 2002 YGC, the Company’s wholly owned subsidiary, entered into an option agreement with the Hinton Syndicate to acquire a 75% interest in the 273 unpatented mineral claims covering approximately 14,000 acres in the Mayo Mining District of Yukon, Canada. This agreement was replaced with a revised and amended agreement (the “Hinton Option Agreement”) dated July 7, 2005 which superseded the original agreement and amendments thereto. The new agreement was between the Company, its wholly owned subsidiary YGC and the Hinton Syndicate. The schedule of Property Payments and Work Program payments made by the Company to January 31, 2010 is as follows:

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
January 31, 2010
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

If the payment is made to Yukon Gold within the 12- month anniversary of the Closing:	$107,547 (CDN$115,000)

If the payment is made to Yukon Gold after the 12- month anniversary of the Closing but before the 24- month anniversary of the Closing:	$130,927 (CDN$140,000)

If the payment is made to Yukon Gold after the 24- month anniversary of the Closing but before the 36- month anniversary of the Closing:	$154,307 (CDN$165,000)

If the payment is made to Yukon Gold after the 36- month anniversary of the Closing but before the 48- month anniversary of the Closing:	$177,686 (CDN$190,000)

If the payment is made to Yukon Gold after the 48- month anniversary of the Closing, it shall be increased by $23,380 (CDN$25,000) for each 12-month period following the 49-month anniversary of the Closing

In addition, Yukon Gold’s subsidiary assigned its work permit to a member of the Hinton Syndicate and the Hinton Syndicate became responsible for any reclamation costs imposed by the government of Yukon in connection with the work permit. As of May 21, 2009, Yukon Gold and its subsidiary have no further interest or obligations with respect to the Mount Hinton Property.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
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

The Company agreed to make subsequent payments under the Agreement of: $167,645 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $167,645 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby the common shares were valued at $0.0276 (CDN$0.0329) each. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $935,191 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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
January 31, 2010
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

On September 17, 2009, the Company, Bellhaven Copper and Gold, Inc. (“Bellhaven”) and Minera Cerro Quema S.A., a private company organized under the laws of Panama that is a subsidiary of Bellhaven (“Minera”) fully executed a Memorandum of Understanding (the “MOU”) dated as of September 15, 2009 pursuant to which Bellhaven granted to the Company an option to buy a 75% equity interest in Minera. Minera owns the Cerro Quema development stage gold project located the Tonosi, Province of Los Santos, Republic of Panamá. The MOU called for a 60-day due diligence period during which the Company was required to make a series of non-refundable deposits totaling $400,000 as milestones for due diligence and development of definitive documents . The total consideration for the Minera interest was $19,915,000, which included the purchase price and project financing to be provided by the Company. Upon exercise of the "Option to Purchase" Yukon Gold would own 75% of the outstanding shares of Minera and Bellhaven would hold the remaining 25%. The Property was also subject to a 2% NSR (net smelter royalty) in favor of Compania de Exploracion Minera S.A. and a 9% NPI in favor of Bellhaven. Yukon Gold agreed to purchase the 9% NPI from Bellhaven for consideration of $75,000, payable at Closing. While it performed due diligence, the Company was seeking financing for the transaction. On September 21, 2009 the Company paid $37,500 of the $75,000 being the first non-refundable due diligence deposit milestone. October 5, 2009 the Company paid the balance $37,500. During the quarter ended January 31, 2010 the Company was unable to complete its due diligence, or to make the balance of the non-refundable due diligence deposits, or to raise the $19,915,000. On November 13, 2009 Bellhaven issued a press release stating that they were terminating the MOU with the Company.

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
January 31, 2010
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
January 31, 2010
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

On October 1, 2009 the Company’s board of directors ratified a letter agreement dated September 10, 2009 with a former officer to act as an agent to facilitate the sale of the Company’s Marg property and to secure bridge loan financing. The Company has agreed to pay the agent a fee equal to five percent (5%) of the transaction value of each completed transaction. The letter agreement has a term of three months. On December 10, 2009 the letter agreement terminated.

On October 1, 2009 the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement states that the Consultant will receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement. During the quarter and subsequent to the period ended January 31, 2010, the Company has not issued these shares to the Consultant but the Company has expensed the cost at fair value. The Consultant is entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of this Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of this Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant will be reimbursed for all traveling and other actual legitimate expenses. The Agreement is for a three month minimum term and may be extended by the mutual agreement of both parties in writing. On December 20, 2009 the agreement terminated and the Consultant was not successful in raising any financing.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
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

On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. During the employment term, the Company will pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary shall be deferred and shall accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary shall be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but may be further deferred at the Employee’s discretion. In the event that this Agreement is terminated for any reason, the Employee shall be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further states that the Employee immediately shall be awarded 250,000 shares of the Company’s common stock, however during the quarter and subsequent to the period ended January 31, 2010 the 250,000 shares have not been issued to the Employee, but the Company has expensed the cost at fair value. The Employee acknowledges that such shares will be “restricted shares” subject to limitations on resale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144. The Company agrees to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options shall be awarded to Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company shall agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee may terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company may terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits.  In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) will be paid to the Employee if this Agreement is terminated by the Company at any time prior to the second anniversary of the date of this Agreement.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8. COMMITMENTS AND CONTINGENCIES-Cont’d

On October 23, 2009 the Company accepted a letter agreement (the “Agreement”) dated October 21, 2009 with an exclusive placement agent (the “Agent”) in connection with the offer and proposed sale (the “Financing(s)”) of the Company’s common shares (the “Equity Securities”) on an Efforts Basis. The Agreement continues until February 21, 2010 (the “Term”) with a further 24-month tail period (the “Tail Period”). For the Agents services the Company agrees to pay a cash placement fee (the “Cash Fee”) equal to seven percent (7%) of the gross proceeds of the Financing(s) completed during the Term, except for those completed under the consulting agreement dated September 20, 2009. In addition the Agent shall also receive broker warrants (the “Broker Warrants”) entitling the Agent to purchase from the Company such number of common shares as is equal to seven percent (7%) of the number of Equity Securities issued in the Financing (together with the Cash Fee set forth herein, the “Financing Fee”). The Broker Warrants shall be assignable and shall expire 24 months from the date of issuance. The exercise price of the Broker Warrants shall be equal to the purchase price of the Equity Securities sold under the Financing. For financings completed under the consulting agreement dated September 20, 2009, the Agent will receive 20% of the fees, cash and broker warrants, paid under said consulting agreement, payable upon closing of the financing. The Agreement states further that the Company grants to the Agent a first right of refusal to act as any future financings for a period of twelve (12) months commencing on the closing of the Financing. The Agreement also states that the Company shall pay to the Agent the Financing Fee in respect of each Financing completed or entered into during the Tail Period. Subsequent to the period ended January 31, 2010, the letter agreement expired on February 21, 2010 and as of the date of these statements, the Agent was not successful in raising any financing.

On October 26, 2009 the Company entered into a letter agreement with a former officer to act as a consultant providing accounting and administration services for $1,870 (CDN$2,000) per month and to warehouse the Company records for $468 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the letter agreement.

9. RELATED PARTY TRANSACTIONS

Nine month period ended January 31, 2010

The Company and its subsidiary expensed a total of $nil in consulting fees & wages to three Company Directors, and $48,743 to two of its officers.

No director or officer exercised stock options during the three month period ended January 31, 2010.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Interim Consolidated Financial Statements
January 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

9. RELATED PARTY TRANSACTIONS-Cont’d

Nine month period ended January 31, 2009

The Company and its subsidiary expensed a total of $116,094 in consulting fees & wages to five Company Directors, and $238,491 to five of its officers.

No director or officer exercised stock options during the nine month period ended January 31, 2009.

10. DEMAND LOAN FROM DIRECTOR

The Company received loans for $64,500 on September 21, 2009 and $37,500 on October 5, 2009 for a total of $102,000 from a director of the Company which carries simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon shall be payable on demand by the holder of the Promissory Notes, but no later than three years from the date of the loan. The Company has accrued interest payable of $1,800 as of January 31, 2010.

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
January 31, 2010
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

12. EXPIRY OF WARRANTS

On November 16, 2009, 2,036,180 warrants held by shareholders of the Company expired.

13. TRADING EXCHANGES

On November 2, 2009 the Company’s common shares began trading on the NEX exchange under the symbol “YK.H”.

14. SUBSEQUENT EVENTS

The company has reviewed subsequent events up to March 18, 2010.

As of the date of these statements the Company has no cash flow with which to continue operations nor to meet its contractual obligations.

On March 17, 2010 the board of directors decided that it was not in the Company’s best interests to continue trading on NEX.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE NINE MONTH PERIOD
ENDED JANUARY 31, 2010

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at January 31, 2010, we had accumulated losses of $15,329,808. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

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

SELECTED INFORMATION

	Three months	Three months
	ended	ended
	January 31, 2010	January 31, 2009

Revenues	Nil	Nil
Net Loss	$185,734	$436,162
Loss per share-basic and diluted	$(0.00)	$(0.01)

	Nine months	Nine months
	ended	ended
	January 31, 2010	January 31, 2009

Revenues	Nil	Nil
Net Loss	$423,386	$2,870,536
Loss per share-basic and diluted	$(0.01)	$(0.09)

	As at	As at
	January 31, 2010	April 30, 2009

Total Assets	$52,866	$108,099
Total Liabilities	$564,101	$239,222
Cash dividends declared per share	Nil	Nil

Gain on sale of mining property

The only gain generated by the Company during the nine month period ended January 31, 2010 was the sale of the Mount Hinton property for a total cash consideration of $110,306 (CDN$125,000). As all costs incurred in acquisition and exploration had been expensed, the entire cash proceeds were recognized as gain during the period ended January 31, 2010.

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the nine months ended January 31, 2010 is general and administrative expense of $510,609 as compared to $839,688 for the nine months ended January 31, 2009. General and administrative expense for the period ended January 31, 2010 includes an accrual for $106,330 (CDN $113,695) relating to the Company’s subsidiary to pay a potential penalty for early termination for its office lease. The prior landlord has made the said claim in the Ontario Superior Court of Justice. Overall the general and administrative expenses have decreased substantially during the period ended January 31, 2010 as compared to the period ended January 31, 2009.

(b) Project Expense

Included in operating expenses for the nine months ended January 31, 2010 is project expenses of $14,711 as compared with $1,931,660 for the nine months ended January 31, 2009. Project expense was a significant expense in the prior period where it represented approximately 67.3% of the total operating expense for the nine months ended January 31, 2009. The Company incurred very little costs during current period due to lack of funding.

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

The Hinton Syndicate paid the Company (i) $110,306 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to Yukon Gold of the following:

If the payment is made to Yukon Gold within the 12-	$107,547
month anniversary of the Closing:	(CDN$115,000)

If the payment is made to Yukon Gold after the 12-	$130,927
month anniversary of the Closing but before the 24-	(CDN$140,000)
month anniversary of the Closing:

If the payment is made to Yukon Gold after the 24-	$154,307
month anniversary of the Closing but before the 36-	(CDN$165,000)
month anniversary of the Closing:

If the payment is made to Yukon Gold after the 36-	$177,686
month anniversary of the Closing but before the 48-	(CDN$190,000)
month anniversary of the Closing:

If the payment is made to Yukon Gold after the 48-
month anniversary of the Closing, it shall be increased
by $23,380 (CDN$25,000) for each 12-month period
following the 49-month anniversary of the Closing

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

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

	January 31, 2010	January 31, 2009

Cash and cash equivalent	$11,842	$ 113,819
Working capital deficit	$539,222	$169,988
Cash used in operating activities	$(253,435)	$(1,509,746)
Cash provided (used) in investing activities	$110,306	$ (44,008)
Cash provided in financing activities	$146,000	$575,321

As at January 31, 2010 the Company had working capital deficit of $539,222 as compared to a working capital deficit of $169,988 in the previous period. During the current period the Company raised $44,000 from subscription of shares and received demand loan of $102,000 carrying interest of 7% per annum from a director of the Company. The Company however sold all its interests in the Mount Hinton Property for a consideration of $110,306 (CDN $125,000).

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of January 31, 2010 and April 30, 2009.

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

The Company agreed to make subsequent payments under the Agreement of: $167,645 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $167,645 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby the common shares were valued at $0.0276 (CDN$0.0329) each. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $935,191 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

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

On September 17, 2009, the Company, Bellhaven Copper and Gold, Inc. (“Bellhaven”) and Minera Cerro Quema S.A., a private company organized under the laws of Panama that is a subsidiary of Bellhaven (“Minera”) fully executed a Memorandum of Understanding (the “MOU”) dated as of September 15, 2009 pursuant to which Bellhaven granted to the Company an option to buy a 75% equity interest in Minera. Minera owns the Cerro Quema development stage gold project located the Tonosi, Province of Los Santos, Republic of Panamá. The MOU called for a 60-day due diligence period during which the Company was required to make a series of non-refundable deposits totaling $400,000 as milestones for due diligence and development of definitive documents . The total consideration for the Minera interest was $19,915,000, which included the purchase price and project financing to be provided by the Company. Upon exercise of the "Option to Purchase" Yukon Gold would own 75% of the outstanding shares of Minera and Bellhaven would hold the remaining 25%. The Property was also subject to a 2% NSR (net smelter royalty) in favor of Compania de Exploracion Minera S.A. and a 9% NPI in favor of Bellhaven. Yukon Gold agreed to purchase the 9% NPI from Bellhaven for consideration of $75,000, payable at Closing. While it performed due diligence, the Company was seeking financing for the transaction. On September 21, 2009 the Company paid $37,500 of the $75,000 being the first non-refundable due diligence deposit milestone. October 5, 2009 the Company paid the balance $37,500. During the quarter ended January 31, 2010 the Company was unable to complete its due diligence, or to make the balance of the non-refundable due diligence deposits, or to raise the $19,915,000. On November 13, 2009 Bellhaven issued a press release stating that they were terminating the MOU with the Company.

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

On October 1, 2009 the Company’s board of directors ratified a letter agreement dated September 10, 2009 with a former officer to act as an agent to facilitate the sale of the Company’s Marg property and to secure bridge loan financing. The Company has agreed to pay the agent a fee equal to five percent (5%) of the transaction value of each completed transaction. The letter agreement has a term of three months. On December 10, 2009 the letter agreement terminated.

On October 1, 2009 the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement states that the Consultant will receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement. During the quarter and subsequent to the period ended January 31, 2010 the Company has not issued these shares to the Consultant but the Company has expensed the cost at fair value. The Consultant is entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of this Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of this Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant will be reimbursed for all traveling and other actual legitimate expenses. The Agreement is for a three month minimum term and may be extended by the mutual agreement of both parties in writing. On December 20, 2009 the agreement terminated and the Consultant was not successful in raising any financing.

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

On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as it’s President and Chief Executive Officer. During the employment term, the Company will pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary shall be deferred and shall accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary shall be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but may be further deferred at the Employee’s discretion. In the event that this Agreement is terminated for any reason, the Employee shall be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further states that the Employee immediately shall be awarded 250,000 shares of the Company’s common stock, however during the quarter and subsequent to the period ended January 31, 2010 the 250,000 shares have not been issued to the Employee, but the Company has expensed the cost at fair value. The Employee acknowledges that such shares will be “restricted shares” subject to limitations on resale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144. The Company agrees to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options shall be awarded to Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company shall agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee may terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company may terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits. In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) will be paid to the Employee if this Agreement is terminated by the Company at any time prior to the second anniversary of the date of this Agreement.

On October 23, 2009 the Company accepted a letter agreement (the “Agreement”) dated October 21, 2009 with an exclusive placement agent (the “Agent”) in connection with the offer and proposed sale (the “Financing(s)”) of the Company’s common shares (the “Equity Securities”) on an Efforts Basis. The Agreement continues until February 21, 2010 (the “Term”) with a further 24-month tail period (the “Tail Period”). For the Agents services the Company agrees to pay a cash placement fee (the “Cash Fee”) equal to seven percent (7%) of the gross proceeds of the Financing(s) completed during the Term, except for those completed under the consulting agreement dated September 20, 2009. In addition the Agent shall also receive broker warrants (the “Broker Warrants”) entitling the Agent to purchase from the Company such number of common shares as is equal to seven percent (7%) of the number of Equity Securities issued in the Financing (together with the Cash Fee set forth herein, the “Financing Fee”). The Broker Warrants shall be assignable and shall expire 24 months from the date of issuance. The exercise price of the Broker Warrants shall be equal to the purchase price of the Equity Securities sold under the Financing. For financings completed under the consulting agreement dated September 20, 2009, the Agent will receive 20% of the fees, cash and broker warrants, paid under said consulting agreement, payable upon closing of the financing. The Agreement states further that the Company grants to the Agent a first right of refusal to act as any future financings for a period of twelve (12) months commencing on the closing of the Financing. The Agreement also states that the Company shall pay to the Agent the Financing Fee in respect of each Financing completed or entered into during the Tail Period. Subsequent to the period ended January 31, 2010, the letter agreement expired on Februray 21, 2010 and as of the date of these statements, the Agent was not successful in raising any financing.

On October 26, 2009 the Company entered into a letter agreement with a former officer to act as a consultant providing accounting and administration services for $1,870 (CDN$2,000) per month and to warehouse the Company records for $468 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the letter agreement.

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

Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. The Company assesses the carrying costs for impairment at each fiscal quarter end. The Company has determined that all property payments are impaired and accordingly has written off the acquisition costs to project expense.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at January 31, 2010. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company subsidiary is being sued for $106,330 (CDN $113,695) to pay a potential penalty for early termination for its office lease. The prior landlord has made the said claim in the Ontario Superior Court of Justice.

Item 1A. RISK FACTORS

1.

WE HAVE NO WORKING CAPITAL AND MAY NOT BE ABLE TO CONTINUE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS AND THE REQUIREMENTS OF THE EXCHANGES ON WHICH OUR SHARES TRADE.

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

On November 2, 2009 the Company’s stock began trading on NEX after successfully meeting its requirements. On March 17, 2010, the Board of directors made a motion to delist the Company’s trading from NEX.

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

The company has reviewed subsequent events up to March 18, 2010.

As of the date of these statements the Company has no cash flow with which to continue operations nor to meet its contractual obligations.

On March 17, 2010 the board of directors decided that it was not in the Company’s best interests to continue trading on NEX.

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

By: /s/ Douglas Oliver
Dated: March 19, 2010	Douglas Oliver
Chief Executive Officer

By: /s/ Rakesh Malhotra
Rakesh Malhotra
Chief Financial Officer