Form 10-K
period 2010-04-30
YUKON GOLD CORP INC
filed 2010-08-13
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year April 30, 2010

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to _________

Commission file number: 000-51068

YUKON GOLD CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2243048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

139 Grand River St. N., PO Box 510
Paris, Ontario N3L 3T6 Canada
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 210-495-8777

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

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of April 30, 2010 was approximately $69,554 for the issuer’s Common Stock reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

As of April 30, 2010, 41,839,535 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure

Yes [ ]             No [x]

FINANCIAL STATEMENTS

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2010 AND APRIL 30, 2009
Together With Report of Independent Registered Public Accounting Firm
(Amounts expressed in US Dollars)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yukon Gold Corporation, Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Yukon Gold Corporation, Inc. as at April 30, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for the years ended April 30, 2010 and 2009 and for the period from incorporation to April 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yukon Gold Corporation, Inc. as at April 30, 2010 and 2009 and the results of its operations and its cash flows for the years ended April 30, 2010 and 2009 and for the period from incorporation to April 30, 2010 in conformity with United States generally accepted accounting principles.

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

1167 Caledonia Road
Toronto, Ontario M6A 2X1
T e l : 416 785 5353
F a x : 416 785 5663

Toronto, Ontario, Canada	Chartered Accountants
August 6, 2010	Licensed Public Accountants

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

	April 30, 2010	April 30, 2009
	$	$
ASSETS
CURRENT ASSETS
Cash	1,533	9,349
Prepaid expenses and other (Note 6)	12,748	64,852
	14,281	74,201

PROPERTY, PLANT AND EQUIPMENT (Note 8)	27,868	33,898
	42,149	108,099

The accompanying notes are an integral part of these consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., Director and Chairman

/s/ Douglas Oliver
Douglas Oliver, CEO and Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Balance Sheets
As at April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

	April 30,	April 30,
	2010	2009
	$	$
LIABILITIES

CURRENT LIABILITIES
Loan from director (Note 7)	102,000	-
Accounts payable and accrued liabilities (Note 9)	556,212	234,134
Obligation under Capital Leases	2,454	2,617
Total Current Liabilities	660,666	236,751

Long -Term Portion of:
Obligations under Capital Lease	-	2,471

TOTAL LIABILITIES	660,666	239,222
GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 14)
RELATED PARTY TRANSACTIONS (Note 15)
SUBSEQUENT EVENTS (Note 19)

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 10)	4,184	4,049

ADDITIONAL PAID-IN CAPITAL	14,931,204	14,866,470

ACCUMULATED OTHER COMPREHENSIVE LOSS	(111,871)	(95,220)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(15,442,034)	(14,906,422)
	(618,517)	(131,123)
	42,149	108,099

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Operations
For the years ended April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

		For the year	For the year
	Cumulative	ended	ended
	since	April 30,	April 30,
	inception	2010	2009
	$	$	$
OPERATING EXPENSES
General and administration	7,411,329	615,951	987,536
Project expenses	9,077,029	18,652	1,907,891
Exploration Tax Credit	(605,716)	-	-
Amortization and impairment	172,964	11,315	121,838
Loss on sale/disposal of capital assets	5,904	-	-
Gain on sale of mining property (Note 12)	(110,306)	(110,306)	-

TOTAL OPERATING EXPENSES	15,951,204	535,612	3,017,265

LOSS BEFORE INCOME TAXES	(15,951,204)	(535,612)	(3,017,265)

Income taxes recovery	509,170	-	-

NET LOSS	(15,442,034)	(535,612)	(3,017,265)

Loss per share - basic and diluted		(0.01)	(0.09)

Weighted average common shares outstanding		40,496,932	32,631,758

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Cash Flows
For the years ended April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

	Cumulative	For the Year	For the Year
	Since	ended	ended
	Inception	April 30, 2010	April 30,
			2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	(15,442,034)	(535,612)	(3,017,265)
Items not requiring an outlay of cash:
Amortization and impairment	172,964	11,315	121,838
Loss on sale/disposal of capital assets	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	772,826	-	247,487
Common shares issued for settlement of severance liability to ex-officer	113,130	-	-
Stock-based compensation	1,298,574	5,869	31,858
Compensation expense on issue of warrants	140,892	-	17,813
Issue of shares for professional services	875,023	15,000	7,500
Issue of units against settlement of debts	20,077
Gain on sale of mining property	(110,306)	(110,306)	-
Decrease (Increase) in prepaid expenses and other	(278)	63,417	182,601
Increase in accounts payable and accrued liabilities	527,692	294,048	38,597
Decrease in restricted deposit		-	817,092

NET CASH USED IN OPERATING ACTIVITIES	(11,437,411)	(256,269)	(1,552,479)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	-	(38,978)
Investment in available for sale securities	(36,530)	-	(36,530)
Sale of available for sale securities	-	-	31,500
Proceeds of sale of mining property	110,306	110,306

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(148,533)	110,306	(44,008)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180
Proceeds from Demand promissory notes	302,000	102,000
Proceeds from Convertible promissory notes converted	200,500
Proceeds from the exercise of stock options	61,000
Proceeds from exercise of warrants – net	450,309
Proceeds from subscription of warrants – net	525,680
Proceeds from subscriptions/issuance of units/shares – net	10,082,190	44,000	578,109
Proceeds (Repayments) from capital lease obligation	2,454	(2,634)	(4,314)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,625,313	143,366	573,795

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(37,836)	(5,219)	(223,579)

NET INCREASE (DECREASE) IN CASH FOR THE YEAR	1,533	(7,816)	(1,246,271)
Cash, beginning of year	-	9,349	1,255,620

CASH, END OF YEAR	1,533	1,533	9,349
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to April 30, 2010
(Amounts expressed in US Dollars)

					Deficit,
	Number				Accumulated		Accumulated
	of	Common	Additional		during the		Other
	Common	Shares	Paid-in	Subscription	Exploration	Comprehensive	Comprehensive
	Shares	Amount	Capital	for Warrants	Stage	Income (loss)	Income (loss)
	#	$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142	-	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares for Property Payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-	-	(12,796)	(12,796)
Net loss for the year	-	-	-	-	(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299	-	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	-	-	-	-
Issuance of common shares on Conversion of Convertible	76,204	8	57,144	-	-	-	-

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to April 30, 2010
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to April 30, 2010
(Amounts expressed in US Dollars)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to April 30, 2010
(Amounts expressed in US Dollars)

Issuance of common shares for property payment	133,334	13	99,987
Issuance of common shares for professional services	160,000	16	131,184
Issuance of common shares for professional services	118,800	12	152,052
Issue of shares for flow-through warrants	200,000	20	153,980	(154,000)
Issue of shares for special warrants	404,000	41	375,679	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)
Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)
Balance as of April 30, 2008	28,990,440	2,899	13,984,853		(11,889,157)	(4,693,693)	196,474
Shares for property payment	476,189	48	58,839
Shares for property payment	6,838,906	684	187,916
Stock based compensation			31,858
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(282,694)	(282,694)
Net loss for the period					(3,017,265)	(3,017,265)	-
Balance as of April 30, 2009	40,489,535	4,049	14,866,470		(14,906,422)	(3,308,959)	(95,220)
Stock based compensation			5,869
Issuance of 1,100,000 shares for cash	1,100,000	110	43,890
Issuance of common shares for
professional services	250,000	25	14,975
Foreign currency translation						(16,651)	(16,651)
Net loss for the period					(535,612)	(535,612)	-

Balance as of April 30, 2010	41,839,535	4,184	14,931,204		(15,442,034)	(552,263)	(111,871)

The accompanying notes are an integral part of these consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

1. BASIS OF PRESENTATION

The audited consolidated financial statements include the accounts of Yukon Gold Corporation, Inc. (the “Company”) and its wholly owned Canadian operating subsidiary, Yukon Gold Corp. (“YGC”). All material inter-company accounts and transactions have been eliminated.

2. GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. Because of continuing operating losses, negative working capital, stockholders’ deficiency and cash outflows from operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. Further, the Company subsidiary has a court order to pay a penalty for $118,269 (CDN $120,138) for early termination of its office lease. The prior landlord had made the said claim in the Ontario Superior Court of Justice. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will be available on acceptable terms, if at all or if the Company will attain profitable levels of operation.

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
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES a) Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals, valuation allowance and estimates for calculation of stock based compensation.

b) Cash

Cash includes amounts due from banks The carrying amounts approximate fair values because of the short maturity of those instruments.

c) Financial Instruments

The fair market value of the Company’s financial instruments comprising cash, loan from director, accounts payable and accrued liabilities and obligations under capital leases were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

FASB defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities

  Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

  d) Property, Plant and Equipment

  Property, Plant, and Equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  d) Property, Plant and Equipment-Cont’d

Computer equipment	20%	declining balance method
Furniture and fixtures	20%	declining balance method
Office Equipment	20%	declining balance method
Mining Equipment	30%	declining balance method
Computer Software	30%	declining balance method

  e) Operating and Capital Leases

  Costs associated with operating leases are expensed as incurred. The cost of assets acquired via capital leases are capitalized and amortized over their useful lives. An offsetting liability is established to reflect the future obligation under capital leases. This liability is reduced by the future principal payments.

  f) Foreign Currency Translation

  The Company’s operating subsidiary is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The subsidiary’s financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method, where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholders’ equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

  Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in Accumulated Other Comprehensive Income (Loss).

  g) Income taxes

  Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

  h) Revenue Recognition

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 20098
(Amounts expressed in US Dollars)

  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

  i) Comprehensive Income

  The Company reports comprehensive income or loss in its consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments.

  j) Long-Lived Assets

  The Company records impairment of long-lived assets to be held and used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. At April 30, 2010 and April 30, 2009, the Company recognized impairment of $nil and $88,069 respectively. Amortization expense for the years ended April 30, 2010 and 2009 was $11,315 and $33,769 respectively.

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

  l) Stock Based Compensation

  All awards granted to employees and non-employees after October 31, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of April 30, 2010 and April 30, 2009, there was $ nil and $5,869 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended April 30, 2010 and 2009 was $5,869 and $31,858 respectively.

  m) Earnings or Loss per Share

  Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at April 30, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At April 30, 2010, there were 664,000 options from the 2003 Stock Option Plan and 637,500 options from the 2006 Stock Option Plan and 500,000 warrants outstanding. At April 30, 2009, there were 1,566,000 options from the 2003 Stock Option Plan and 1,487,500 options from the 2006 Stock Option Plan and 4,913,141 warrants outstanding.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

  n) Flow-Through Financing

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

  o) Recent Pronouncements

  FASB ASC TOPIC 805 – “Business Combinations.” The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 810 – “Noncontrolling Interests.” The objective of this Topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 815 – “Derivatives and Hedging.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Topic requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures

  FASB ASC TOPIC 944 – “Financial Services – Insurance.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This Topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

  FASB ASC TOPIC 855 - “Subsequent Events.” In May 2009, the FASB issued Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009, which was October 31, 2009 for the Company. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 105 - “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.” In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

  FASB ASC TOPIC 320 - “Recognition and Presentation of Other-Than-Temporary Impairments.” In April 2009, the FASB issued Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 860 - “Accounting for Transfer of Financial Assets and Extinguishment of Liabilities.” In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

  FASB ASC TOPIC 810 - “Consolidation of Variables Interest and Special Purpose Entities.” In June 2009, the FASB issued Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This Topic is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 820 - “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitment, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update is not expected to have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 740 - “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Update did not have a material impact on the Company’s financial statements and disclosures.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  5. COMPREHENSIVE LOSS

  The components of comprehensive loss are as follows:

	For the year	For the year
	ended	ended
	April 30,	April 30,
	2010	2009
	$	$
Net loss	(535,612)	(3,017,265)
Other comprehensive loss- Realized gain on available for sale securities net of deferred taxes	-	(9,000)
Other comprehensive loss- Foreign currency translation	(16,651)	(282,694)

Comprehensive loss	(552,263)	(3,308,959)

  The foreign currency translation adjustments are not currently adjusted for income taxes as the Company’s operating subsidiary is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which are done as disclosed in note 4 (g).

  6. PREPAID EXPENSES AND OTHER

  Included in prepaid expenses and other is an amount of $11,083 (CDN$11,258) (prior year: $4,254 (CDN$5,075)) being Goods & Services tax receivable from the Federal Government of Canada. Included in prepaid expenses and other is also a deposit of $nil (prior year: $8,597 (CDN$10,256)) with a contractor for diamond drilling at drill sites to be selected by the Company. Also included in prepaid expenses and other is a deposit of $nil (prior year: $15,088 (CDN$18,000)) with a company for consulting advice on mergers and acquisitions.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  7. DEMAND LOAN FROM DIRECTOR

  The Company received loans for $64,500 on September 21, 2009 and $37,500 on October 5, 2009 for a total of $102,000 from a director of the Company which carries simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon shall be payable on demand by the holder of the Promissory Notes, but no later than three years from the date of the loan. The Company has accrued interest payable of $4,242 as of April 30, 2010.

  8. PROPERTY, PLANT AND EQUIPMENT

	April 30,	April 30,
	2010	2009
	$	$

Computer Equipment	14,558	14,558
Furniture and fixtures	15,716	15,716
Mining Equipment	54,220	54,220
Computer Software	11,270	11,270
Capital leases:
Office Equipment	7,068	7,068

Cost	102,832	102,832

Less: Accumulated amortization

Computer Equipment	14,558	14,558
Furniture and fixtures	15,716	15,716
Mining Equipment	26,352	20,322
Computer Software	11,270	11,270
Capital leases:
Office Equipment	7,068	7,068
	74,964	68,934

Net	27,868	33,898

  During the years ended April 30, 2010 and April 30, 2009, the Company reviewed the impairment on property, plant and equipment and wrote down a total of $nil and $88,069 respectively from the cost. Several factors are taken into account for such write down, including but not limited to, management’s plans for future operations and projected undiscounted cash flows. Amortization for the year ended April 30, 2010 and April 30, 2009 amounted to $11,315 and $33,769 respectively.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30,	April 30,
	2010	2009
	$	$
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	346,675	155,474
Accrued Liabilities-Flow Through Penalty	28,423	19,015
Accrued Liabilities-Payroll	47	20,437
Accrued Liabilities-Consulting Fees	18,000	2,313
Accrued Liabilities-Accounting & Legal	20,719	19,317
Accrued Liabilities-Audit Fees	9,000	12,573
Accrued Liabilities-Rent Equalization	4,703	2,505
Accrued Liabilities-Filing Fees	1,181	-
Accrued Liabilities-Property Payment Costs	-	2,500
Accrued Liabilities-Rent	118,762
Accrued Liabilities-other	8,702

	556,212	234,134

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  10. CAPITAL STOCK

  a) Authorized

  150,000,000 Common shares, $0.0001 par value (150,000,000 in 2008)

  b) Issued

  41,839,535 Common shares (40,489,535 in 2009)

  c) Changes to Issued Share Capital

  Year ended April 30, 2010

  The Company received subscriptions for 1,100,000 common shares at $0.04 per share for a total consideration of $44,000 through a non-brokered private placement. The Company issued 1,100,000 common shares.

  On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. As per the terms of the said agreement, the Company issued to the employee 250,000 common shares of the Company’s common stock, The Employee acknowledges that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  10. CAPITAL STOCK-CONT'D

  d) Purchase Warrants

  The Company did not issue any stock purchase warrants during the years ended April 30, 2010 and April 30, 2009 respectively.

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$
Outstanding at April 30, 2009 and average exercise price	4,913,141	0.83

Granted in year 2009-2010	-	-
Exercised in year 2009-2010	-	-
Cancelled in year 2009-2010	-	-
Expired in year 2009-2010	(950,000)	(1.50)
Expired in year 2009-2010	(807,692)	(0.69)
Expired in year 2009-2010	(2,177,775)	(0.59)
Expired in year 2009-2010	(129,230)	(0.51)
Expired in year 2009-2010	(348,444)	(0.44)
Outstanding at April 30, 2010 and average exercise price	500,000	0.24	December 19, 2012

  The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

  At April 30, 2010 and April 30, 2009, the weighted average contractual term of the total outstanding, and the total exercisable warrants were as follows:

April 30, 2010

Weighted-Average

Remaining Contractual

Term

Total outstanding warrants	1.6 years

Total exercisable warrants	1.6 years

April 30, 2009

Weighted-Average

Remaining Contractual

Term

Total outstanding warrants	0.9 years

Total exercisable warrants	0.9 years

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
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
April 30, 2010 and April 30, 2009
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

  Options shall not be granted for a term exceeding ten years (the “Option Period”).

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

  Year ended April 30, 2010

  The company did not issue any stock options during the year ended April 30, 2010.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  11. STOCK BASED COMPENSATION-CONT'D

  Cancellation/Expiration/Forfeiture of Stock Options :

  Year ended April 30, 2010.

  On June 24, 2009 200,000 stock options held by a former officer were forfeited.

  On August 4, 2009 340,000 stock options held by a former director were forfeited.

  On October 24, 2009 the Company cancelled 200,000 stock options held by a former officer.

  On December 15, 2009 250,000 stock options held by a former director expired.

  On January 5, 2010 12,000 stock options held by an officer expired.

  On January 19, 2010 350,000 stock options held by a former director were forfeited.

  On January 29, 2010 400,000 stock options held by a former director were forfeited.

  Year ended April 30, 2009

  On June 11, 2008, 200,000 stock options held by a former officer were forfeited.

  On December 12, 2008, the Company and a consultant mutually agreed to terminate the consulting agreement effective October 31, 2008, which resulted in the cancellation of 250,000 stock options on January 31, 2009.

  On March 11, 2009 150,000 stock options held by a former director were forfeited.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  11. STOCK BASED COMPENSATION-CONT'D

  For the year ended April 30, 2010, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	19-	20-	28-	15-	28-	18-	14-	21-	25-	8-	28-
	Jan	Mar	Mar	Aug	Sept	Dec	Jan	Feb	Mar	Apr	July
	2007	2007	2007	2007	2007	2007	2008	2008	2008	2008	2008		TOTAL

Risk free rate	4.5%	4.5%	4.5%	5%	4.5%	5.0%	5.0%	5.0%	5.0%	5.0%	5.0%

Volatility factor	94.49%	57.48%	98.67%	91.68%	92.20%	101.61%	45.19%	95.77%	94.92%	94.49%	97.44%

Stock-based compensation cost expensed during the year ended April 30, 2010					$5,869								$5,869
Unexpended Stock based compensation cost deferred over the vesting period												$	nil

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  11. STOCK BASED COMPENSATION-CONT'D

  As of April 30, 2010 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended April 30, 2010 and April 30, 2009 was $11,315 and $31,858 respectively.

  The following table summarizes the options outstanding as at April 30:

		Option Price	Number of shares
Expiry Date		Per Share	2010	2009
15-Dec-09		$0.75	-	250,000
5-Jan-10		$0.75	-	12,000
28-Jun-10		$0.55	-	490,000
15-Aug-10		$0.44	62,500	62,500
13-Dec-10		$1.19	576,000	576,000
13-Dec-10		$1.19	88,000	88,000
20-Jan-11		$0.85	-	150,000
28-Sep-12		$0.38	100,000	100,000
18-Dec-12		$0.20	-	200,000
	$
14-Jan-13		$0.31	425,000	825,000
	$		-
25-Mar-13		$0.18	-	200,000
8-Apr-13		$0.20	50,000	100,000
			1,301,500	3,053,500
Weighted average exercise price at end of year			0.77	0.60

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  11. STOCK BASED COMPENSATION-CONT’D

	Number of Shares
	2009-2010	2008-2009
Outstanding, beginning of year	3,053,500	3,403,500
Granted	-	250,000
Expired	(262,000)	-
Exercised	-	-
Forfeited	(1,290,000)	(350,000)
Cancelled	(200,000)	(250,000)
Outstanding, end of year	1,301,500	3,053,500
Exercisable, end of year	1,301,500	3,028,500

  At April 30, 2010 and April 30, 2009, the weighted average contractual term of the total outstanding, and the total exercisable options under the Stock Option Plan were as follows:

April 30, 2010

Weighted-Average

Remaining Contractual

Term

Total outstanding options	1.5 years

Total exercisable options	1.5 years

April 30, 2009

Weighted-Average

Remaining Contractual

Term

Total outstanding options	2.4 years

Total exercisable options	2.4 years

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  12. SALE OF MOUNT HINTON MINING PROPERTY CLAIMS

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

If the payment is made to Yukon Gold within the 12-month anniversary of the Closing:	$113,211 (CDN$115,000)

If the payment is made to Yukon Gold after the 12-month anniversary of the Closing but before the 24-month anniversary of the Closing:	$137,822 (CDN$140,000)

If the payment is made to Yukon Gold after the 24-month anniversary of the Closing but before the 36-month anniversary of the Closing:	$162,434 (CDN$165,000)

If the payment is made to Yukon Gold after the 36-month anniversary of the Closing but before the 48-month anniversary of the Closing:	$187,045 (CDN$190,000)

If the payment is made to Yukon Gold after the 48-month anniversary of the Closing, it shall be increased by $24,611 (CDN$25,000) for each 12-month period following the 49-month anniversary of the Closing

  In addition, Yukon Gold’s subsidiary assigned its work permit to a member of the Hinton Syndicate and the Hinton Syndicate became responsible for any reclamation costs imposed by the government of Yukon in connection with the work permit. As of May 21, 2009, the Company has no further interest or obligations with respect to this property.

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
April 30, 2010 and April 30, 2009
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  14. COMMITMENTS AND CONTINGENCIES-CONT’D

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

  On September 17, 2009, the Company, Bellhaven Copper and Gold, Inc. (“Bellhaven”) and Minera Cerro Quema S.A., a private company organized under the laws of Panama that is a subsidiary of Bellhaven (“Minera”) fully executed a Memorandum of Understanding (the “MOU”) dated as of September 15, 2009 pursuant to which Bellhaven granted to the Company an option to buy a 75% equity interest in Minera. Minera owns the Cerro Quema development stage gold project located the Tonosi, Province of Los Santos, Republic of Panamá. The MOU called for a 60-day due diligence period during which the Company was required to make a series of non-refundable deposits totaling $400,000 as milestones for due diligence and development of definitive documents . The total consideration for the Minera interest was $19,915,000, which included the purchase price and project financing to be provided by the Company. Upon exercise of the "Option to Purchase" Yukon Gold would own 75% of the outstanding shares of Minera and Bellhaven would hold the remaining 25%. The Property was also subject to a 2% NSR (net smelter royalty) in favor of Compania de Exploracion Minera S.A. and a 9% NPI in favor of Bellhaven. Yukon Gold agreed to purchase the 9% NPI from Bellhaven for consideration of $75,000, payable at Closing. While it performed due diligence, the Company was seeking financing for the transaction. On September 21, 2009 the Company paid $37,500 of the $75,000 being the first non-refundable due diligence deposit milestone. October 5, 2009 the Company paid the balance $37,500. During the quarter ended January 31, 2010 the Company was unable to complete its due diligence, or to make the balance of the non-refundable due diligence deposits, or to raise the $19,915,000. On November 13, 2009 Bellhaven issued a press release stating that they were terminating the MOU with the Company. The Company expensed $75,000 to General and Administration expense.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  14. COMMITMENTS AND CONTINGENCIES-CONT'D

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  14. COMMITMENTS AND CONTINGENCIES-CONT'D

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  14. COMMITMENTS AND CONTINGENCIES-CONT'D

  On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. During the employment term, the Company will pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary shall be deferred and shall accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary shall be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but may be further deferred at the Employee’s discretion. In the event that this Agreement is terminated for any reason, the Employee shall be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further states that the Employee immediately shall be awarded 250,000 shares of the Company’s common stock, which were issued in the last quarter of the year. The Employee acknowledges that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144. The Company agrees to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options shall be awarded to Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company shall agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee may terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company may terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits. In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) will be paid to the Employee if this Agreement is terminated by the Company at any time prior to the second anniversary of the date of this Agreement.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  14. COMMITMENTS AND CONTINGENCIES-CONT'D

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

  On October 26, 2009 the Company entered into a letter agreement with a former officer to act as a consultant providing accounting and administration services for $1,969 (CDN$2,000) per month and to warehouse the Company records for $492 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the letter agreement.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  14. COMMITMENTS AND CONTINGENCIES-CONT'D

  The Company subsidiary has been served an Ontario Court order to pay a penalty for $118,269 (CDN $120,138) for early termination for its office lease. The prior landlord had made the said claim in the Ontario Superior Court of Justice.

  15. RELATED PARTY TRANSACTIONS

  Year ended April 30, 2010

  The Company and its subsidiary expensed a total of $5,301 in consulting fees & wages to one Company Director, and $217,693 to five of its officers.

  No director or officer exercised stock options during the year ended April 30, 2010.

  Year ended April 30, 2009

  The Company and its subsidiary expensed a total of $118,407 in consulting fees & wages to five Company Directors, and $301,300 to five of its officers.

  No director or officer exercised stock options during the year ended April 30, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  16. INCOME TAXES

  a) Deferred Income Taxes

  The Company has deferred income tax assets as follows:

	2010	2009
	$	$
Net operating loss carried forward	13,529,718	11,937,379
Deferred Income tax on loss carried forward	4,600,104	4,118,396
Valuation allowance	(4,600,104)	(4,118,396)

Deferred income taxes	-	-

  Reconciliation between the statutory federal income tax rate and the effective income tax rate of income tax expense for the period ended April 30, 2010 and 2009 is as follows:

	2010		2009
Statutory Federal income tax rate	34%		34.5%
Valuation allowance	(34%	)	(34.5%	)

  The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

  b) Current Income Taxes

  As of April 30, 2010 the Company has non-capital losses of approximately $13,529,718 available to offset future taxable incomes which expire as follows:

2014	$204,431
2015	$333,193
2023	$1,200
2024	$96,273
2025	$543,414
2026	$1,129,268
2027	$3,570,433
2028	$3,843,317
2029	$3,273,010
2030	$535,179

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  17. CHANGES IN OFFICERS AND DIRECTORS

  On May 4, 2009 Mr. Howard Barth resigned as a director of the Company.

  On May 13, 2009 the board of directors of YGC, the Company’s wholly owned Canadian subsidiary, appointed Mrs. Kathy Chapman Corporate Secretary of YGC.

  On June 19, 2009 the Company advised Mrs. Lisa Rose that her employment as Corporate Secretary and Administrator was terminated due to the down-sizing of the Company.

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Consolidated Financial Statements
April 30, 2010 and April 30, 2009
(Amounts expressed in US Dollars)

  18. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The fair values of financial assets and financial liabilities measured in the balance sheet as of April 30, 2010 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$
Assets
Cash	1,533	1,533	-	-
Liabilities
Accounts payable and
Accrued liabilities	556,212	-	-	556,212
Loan from director	102,000	-	-	102,000
Obligations under capital lease	2,454	-	-	2,454

  The fair values of financial assets and financial liabilities measured in the balance sheet as April 30, 2009 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash	9,349	9,349	-	-

Liabilities
Accounts payable and
Accrued liabilities	234,134	-	-	234,134
Obligations under capital lease	2,617	-	-	2,617
Long-term portion of
Obligations under capital lease	2,471	-	-	2,471

  Fair value measurements of the Corporation’s cash are classified under Level 1 because such measurements are determined using quoted prices in active markets for identical assets.

  Fair value measurements of accounts payable and accrued liabilities, Loan from Director and obligations under capital lease are classified under Level 3 because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

  19. SUBSEQUENT EVENTS

  On June 17, 2010 the Company’s financial institution received a Notice of Garnishment from the Ontario Superior Court of Justice, Canada, dated June 15, 2010, in the amount of $118,269 (CDN$120,138) with the previous landlord named as the creditor, the Company’s wholly owned Canadian subsidiary (YGC) named as the debtor, and the Company’s financial institution as the garnishee. YGC did not have the funds to settle the Notice of Garnishment.

  The Company received loans for $8,000 on June 28, 2010, $7,798 on July 20, 2010 and $9,900 on August 6, 2010 for a total of $25,698 from a director of the Company. The Company issued Promissory Notes to the director which carries simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon shall be payable on demand by the holder of the Promissory Notes, but no later than three years from the date of the loan.

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

  On May 21, 2009, the Company sold all of its rights to the Mount Hinton Property, as further described in Note 12 in the Consolidated Financial Statements for the year ended April 30, 2010 included in this report.

  RISK FACTORS

1.	WE HAVE NO WORKING CAPITAL AND MAY NOT BE ABLE TO CONTINUE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS AND THE REQUIREMENTS OF THE EXCHANGES ON WHICH OUR SHARES TRADE.

  Yukon Gold has no working capital to maintain its ongoing operations, to prepare and file regular reports required to meet the disclosure requirements of the Securities and Exchange Commission or the Ontario Securities Commission or to meet the requirements of the exchanges on which our stock trades. On August 26, 2009, the Toronto Stock Exchange ("TSX"), announced the de-listing of the Company’s common shares, effective at the close of the market on September 25, 2009. The decision was based upon the Company’s failure to meet multiple listing requirements of TSX. On November 2, 2009 the Company’s common shares began trading on the NEX exchange. Effective at the close of business on April 7, 2010, and in accordance with NEX Policy, section 15, the common shares of Yukon Gold were delisted from NEX, for failure to pay their NEX Listing Maintenance Fee. The Company continues to trade on OTCBB. We run the risk of being de-listed on all exchanges in which our stock currently trades.

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

  The Company has included a “going concern” qualification in the Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations. Further, the Company subsidiary has a court order to pay a penalty of $118,269 (CDN $120,138) for early termination of its office lease. The prior landlord had made the said claim in the Ontario Superior Court of Justice, Canada. In addition, the existence of the “going concern” qualification in our auditor’s report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

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

  Marg Acquisition Agreement

  The following is a description of the Company’s acquisition of the Marg property. On April 30, 2009 the Company completed its acquisition of the Marg property and currently owns it outright.

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

  Yukon Gold started its exploration efforts in 2005 when 1,184.6 meters were drilled in four holes. Exploration continued in 2006 and 2007 when nine holes totaling 2,986 meters and 3,307 were drilled respectively. The programs were managed by Archer Cathro & Associates (1981) and were designed to test the “down-dip” extent of the mineralization. During 2008 the company completed 3,674 meters of drilling in ten holes. There was no drilling during 2009 and 2010.

  Corporate Mailing Office

  The Company’s mailing address, as of the date of this report is 139 Grand River Street, N., P.O. Box 510, Paris, Ontario N3L 3T6. The Company currently does not have a corporate office.

  Item 3. Legal Proceedings.

  On June 17, 2010 the Company’s financial institution received a Notice of Garnishment from the Ontario Superior Court of Justice, Canada, dated June 15, 2010, in the amount of $118,269 (CDN$120,138) with the previous landlord named as the creditor, the Company’s wholly owned Canadian subsidiary (YGC) named as the debtor, and the Company’s financial institution as the garnishee. YGC did not have the funds to settle the Notice of Garnishment. It is possible that one or more other creditors of the Company will bring an action to enforce a debt.

  Item 4. Submission of Matters to Vote of Security Holders.

  None. Our last annual meeting was held on March 18, 2008.

  PART II

  Item 5. Market for Common Equity and Related Stockholder Matters.

  As of April 30, 2010, there were 41,839,535 shares of common stock outstanding, held by 606 shareholders of record. 40,489,535 common shares were issued and outstanding as of April 30, 2009.

  Private Placements of Securities for the Year Ended April 30, 2009

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

  Private Placements for the Year ended April 30, 2010

  The Company received subscriptions for 1,100,000 common shares at $0.04 per share for a total consideration of $44,000 through a non-brokered private placement. The Company issued 1,100,000 common shares on April 29, 2010.

  Other Sales or Issuances of Unregistered Securities

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

  Year ended April 30, 2010

  On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. As per the terms of the said agreement, the Company issued to the employee 250,000 common shares of the Company’s common stock on April 29, 2010, The Employee acknowledges that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144.

  Purchase Warrants

  The following table summarizes the warrants outstanding as of the year ended April 30, 2010.

	Number of
	Warrants	Exercise
	Granted	Prices	Expiry Date
		$
Outstanding at April 30, 2009 and average exercise price	4,913,141	0.83

Granted in year 2009-2010	-	-

Exercised in year 2009-2010	-	-
Cancelled in year 2009-2010	-	-
Expired in year 2009-2010	(950,000)	(1.50)
Expired in year 2009-2010	(807,692)	(0.69)
Expired in year 2009-2010	(2,177,775)	(0.59)
Expired in year 2009-2010	(129,230)	(0.51)
Expired in year 2009-2010	(348,444)	(0.44)
Outstanding at April 30, 2010 and average exercise price	500,000	0.24	December 19, 2012

  The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

  Outstanding Share Data

  As at April 30, 2010, 41,839,535 common shares of the Company were outstanding.

  Of the options to purchase common shares issued to the Company’s directors, officers and consultants under the Company’s 2003 stock option plan, 664,000 remained outstanding with an exercise price of $1.19 and expiry date of December 13, 2010. If exercised, 664,000 common shares of the Company would be issued, generating proceeds of $790,160.

  Of the 2,899,044 options available to purchase common shares by the Company’s directors, officers and consultants under the Company’s 2006 stock option plan, 637,500 granted options remained outstanding with exercise prices ranging from $0.20 (CDN$0.20) to $0.44 (CDN$0.45) and expiry dates ranging from August 15, 2010 to April 8, 2013. If exercised, 637,500 common shares of the Company would be issued, generating proceeds of $212,175 (CDN$208,875).

  On April 30, 2010, 500,000 share purchase warrants were exercisable with an expiry date of December 19, 2012. If exercised, 500,000 common shares would be issued, generating proceeds of $120,000.

Number of
securities
remaining
available for
	Number of	Weighted-	future
	securities to	average	issuance
	be issued	exercise	under equity
	upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,801,500	$0.62	1,315,095
Equity compensation plans not approved by securities holders	N/A	N/A	N/A
Total	1,801,500	$0.62	1,315,095

  Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “YGDC.” The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Our high and low sales prices of our common stock during the fiscal years ended April 30, 2010 and 2009 are as follows:

  These quotations represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR 2010	HIGH	LOW
First Quarter	$0.06	$0.02
Second Quarter	$0.08	$0.02
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.03	$0.02

FISCAL YEAR 2009	HIGH	LOW
First Quarter	$0.22	$0.11
Second Quarter	$0.15	$0.02
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.05	$0.02

  As of April 19, 2006, our stock began trading on the Toronto Stock Exchange under the symbol “YK.”. On August 26, 2009, the Toronto Stock Exchange ("TSX"), announced the de-listing of the Company’s common shares, effective at the close of the market on September 25, 2009. The decision was based upon the Company’s failure to meet multiple listing requirements of TSX. On November 2, 2009 the Company’s common shares began trading on the NEX exchange. Effective at the close of business on April 7, 2010, and in accordance with NEX Policy, section 15, the common shares of Yukon Gold Corporation were delisted from NEX, for failure to pay their NEX Listing Maintenance Fee.

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

  Securities Authorized for Issuance Under Equity Compensation Plans

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

  The following summarizes options outstanding as at April 30:

		Number of Shares
	Option Price
Expiry Date	Per Share		2009
		2010
15-Dec-09	$0.75	-	250,000
5-Jan-10	$0.75	-	12,000
28-Jun-10	$0.55	-	490,000
15-Aug-10	$0.44 (CDN$0.45)	62,500	62,500
13-Dec-10	$1.19	576,000	576,000
13-Dec-10	$1.19	88,000	88,000
20-Jan-11	$0.85		150,000
28-Sep-12	$0.38 (CDN$0.39)	100,000	100,000
18-Dec-12	$0.20 (CDN$0.24)	-	200,000
14-Jan-13	$0.31 (CDN$0.31)	425,000	825,000
25-Mar-13	$0.18 (CDN$0.22)	-	200,000
8-Apr-13	$0.20 (CDN$0.20)	50,000	100,000
		1,301,500	3,053,500

Weighted average exercise price at end of year		0.77	0.60

	Number of Shares
	2009-2010	2008-2009
Outstanding, beginning of year	3,053,500	3,403,500
Granted	-	250,000
Expired	(262,000)	-
Exercised	-	-
Forfeited	(1,290,000)	(350,000)
Cancelled	(200,000)	(250,000)
Outstanding, end of year	1,301,500	3,053,500
Exercisable, end of year	1,301,500	3,028,500

  Item 6. Selected Financial Data

  As a “smaller reporting company,” we are not required to provide the information required by this Item.

  Item 7. Management’s Discussion and Analysis

  This section should be read in conjunction with the accompanying consolidated financial statements and notes included in this report.

  Discussion of Operations & Financial Condition Twelve months ended April 30, 2010

  Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at April 30, 2010, we had accumulated losses of $15,442,034. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

  As described in greater detail below, the Company’s major endeavor over the year has been its effort to raise additional capital to meet its administrative expenses and pursue its exploration activities. The Company does not currently have any working capital to continue as a reporting company in the United States and Canada. We are working urgently working to obtain additional financing, which may entail the acquisition of additional properties in order to attract such financing.

  SELECTED ANNUAL INFORMATION

	April 30,	April 30,
	2010	2009
Revenues	Nil	Nil
Net Loss	$535,612	$3,017,265
Loss per share-basic and diluted	$(0.01)	$(0.09)
Total Assets	$42,149	$108,099
Total Liabilities	$660,666	$239,222
Cash dividends declared per share	Nil	Nil

  The total assets for the year ended April 30, 2010 includes cash and cash equivalents for $1,533, prepaid and other receivables for $12,748 and capital assets for $27,868. The total assets for the year ended April 30, 2009 includes cash and cash equivalents for $9,349, prepaid and other receivables for $64,852 and capital assets for $33,898.

  Revenues

  No revenue was generated by the Company’s operations during the years ended April 30, 2010 and April 30, 2009.

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

  The significant components of expense that have contributed to the total operating expense are discussed as follows:

  (a) General and Administrative Expense

  Included in operating expenses for the year ended April 30, 2010 is general and administrative expense of $615,951, as compared with $987,536 for the year ended April 30, 2009. General and administrative expense represents a majority of the total operating expense for the year ended April 30, 2010 and approximately 33% of the total operating expense for the year ended April 30, 2009. General and administrative expense decreased by $371,585 in the current year, compared to the prior year. The decrease in this expense is mainly due to decrease in overall administrative expenses by management and a decrease in stock based compensation expense by $25,989.

  Included in the operating expenses for the year ended April 30, 2010 (included as general and administration expense) is stock option compensation expense of $5,869 and compensation expense on issue of warrants for $nil, as compared with stock option compensation expense of $31,858 and compensation expense on issue of warrants for $17,813 for the prior year ended April 30, 2009. These amounts have been calculated in accordance with generally accepted accounting principles in the United States, whereby the fair value of the stock options was determined at the time of grant of stock options to the Company’s directors, officers and consultants, and expensed over the vesting term, in terms of the Black-Scholes option pricing model.

  (b) Project Expense

  Included in operating expenses for the year ended April 30, 2010 is project expenses of $18,652 as compared with $1,907,891 for the year ended April 30, 2009. Project expense is a significant expense and it represents approximately 63% of the total operating expense for the year ended April 30, 2009 and only a minor portion of the total operating expense for the year ended April 30, 2010. Project expense decreased by $1,889,239 in the current year, as compared to the prior year. The decrease in this expense is mainly due to the inability of the Company to raise funds for exploration and the Company not incurring any exploration expense on the Mount Hinton Property nor the Marg Property claims. All the exploration expense in the prior year was incurred on the Marg Property. In March of 2005, the Company acquired the rights to purchase 100% of the Marg Property. Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $163,066 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permits the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby common shares were valued at $0.0276 (CDN $0.0329) each. This cash payment of $19,980 (CDN $25,000) and issue of Common stock valued at $188,600 (CDN $225,000) formed part of the project expenses. During the year ended April 30, 2008, the Company besides incurring exploration expenses on the Marg property, also made an additional payment of $98,697 (CDN $100,000) which formed part of project expenses.

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

  The Hinton Syndicate paid the Company (i) $110,306 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to Yukon Gold of the following:

If the payment is made to Yukon Gold within the 12-month anniversary of the Closing:	$113,211 (CDN$115,000)

If the payment is made to Yukon Gold after the 12-month anniversary of the Closing but before the 24-month anniversary of the Closing:	$137,822 (CDN$140,000)

If the payment is made to Yukon Gold after the 24-month anniversary of the Closing but before the 36-month anniversary of the Closing:	$162,434 (CDN$165,000)

If the payment is made to Yukon Gold after the 36-month anniversary of the Closing but before the 48-month anniversary of the Closing:	$187,045 (CDN$190,000)

If the payment is made to Yukon Gold after the 48-month anniversary of the Closing, it shall be increased by $24,611 (CDN$25,000) for each 12-month period following the 49-month anniversary of the Closing

  In addition, Yukon Gold’s subsidiary assigned its work permit to a member of the Hinton Syndicate and the Hinton Syndicate became responsible for any reclamation costs imposed by the government of Yukon in connection with the work permit. As of May 21, 2009, Yukon Gold and its subsidiary have no further interest or obligations with respect to the Mount Hinton Property.

  Exploration

  For more information regarding our exploration activities on our properties during the fiscal year ended April 30, 2010, see Item 2 "Description of Property" herein.

  Liquidity and Capital Resources

  The following table summarizes the Company’s cash flows and cash in hand:

	April 30,	April 30,
	2010	2009
Cash and cash equivalent	$1,533	$9,349
Working capital (deficit)	$(646,385)	$(162,550)
Cash used in operating activities	$(256,269)	$(1,552,479)
Cash provided (used) in investing activities	$110,306	$(44,008)
Cash provided by financing activities	$146,000	$573,795

  As at April 30, 2010 the Company had working capital deficit of $(646,385) as compared to a working deficit of $(162,550) in the previous year. During the current year the Company raised (net) $146,000 by issue of promissory note and share units for cash. During the prior year the Company raised (net) $578,109 by issue of share units for cash through the exercise of warrants. The Company invested a $nil (prior year $38,978) in acquisition of capital assets.

  Off-Balance Sheet Arrangement

  The Company had no Off-Balance sheet arrangements as of April 30, 2010 nor as of April 30, 2009.

  Contractual Obligations and Commercial Commitments

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

  On October 1, 2009 the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement states that the Consultant will receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement. During the quarter and subsequent to the period ended April 30, 2010, the Company has not issued these shares to the Consultant but the Company has expensed the cost at fair value. The Consultant is entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of this Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of this Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant will be reimbursed for all traveling and other actual legitimate expenses. The Agreement is for a three month minimum term and may be extended by the mutual agreement of both parties in writing. On December 20, 2009 the agreement terminated and the Consultant was not successful in raising any financing.

  On October 1, 2009 the Company’s board of directors ratified an engagement letter dated September 24, 2009 with two limited market dealers (collectively referred to herein as the “Agents”) to arrange a bridge financing, within two weeks of signing the engagement letter, in the amount of $500,000 related to the $400,000 due diligence payments agreed to in the Bellhaven MOU and to provide working capital. In exchange for the Agents successfully completing the bridge financing the Company agreed to pay the Agents collectively a fee of ten percent (10%) and issue common share purchase warrants (“Broker Warrants”) equal to ten percent (10%) of the total units sold by the Agents under the financing. Each Broker Warrant entitles the holder to acquire one additional common share of the Company for a period of 24 months from the date of issue exercisable at a price of $0.05 per share. The Company also agreed to reimburse the Agents for out of pocket expenses. The engagement letter has a term of six months and is non-exclusive. Either party may terminate the agreement upon 30 days written notice. The engagement letter expired March 24, 2010 and the Agents were not successful in raising any of the $500,000.

  On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. During the employment term, the Company will pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary shall be deferred and shall accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary shall be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but may be further deferred at the Employee’s discretion. In the event that this Agreement is terminated for any reason, the Employee shall be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further states that the Employee immediately shall be awarded 250,000 shares of the Company’s common stock, which were issued April 29, 2010. The Employee acknowledges that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144. The Company agrees to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options shall be awarded to Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company shall agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee may terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company may terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits. In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) will be paid to the Employee if this Agreement is terminated by the Company at any time prior to the second anniversary of the date of this Agreement.

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

  On October 26, 2009 the Company entered into a letter agreement with a former officer to act as a consultant providing accounting and administration services for $1,969 (CDN$2,000) per month and to warehouse the Company records for $492 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the letter agreement.

  Flow-Through Share Subscription

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

  Year ended April 30, 2010

  The Company did not issue any flow-through shares.

  Subsequent Events

  On June 17, 2010 the Company’s financial institution received a Notice of Garnishment from the Ontario Superior Court of Justice, Canada, dated June 15, 2010, in the amount of $118,269 (CDN$120,138) with the previous landlord named as the creditor, the Company’s wholly owned Canadian subsidiary (YGC) named as the debtor, and the Company’s financial institution as the garnishee. YGC did not have the funds to settle the Notice of Garnishment.

  The Company received loans for $8,000 on June 28, 2010, $7,798 on July 20, 2010 and $9,900 on August 6, 2010 for a total of $25,698 from a director of the Company. The Company issued Promissory Notes to the director which carries simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon shall be payable on demand by the holder of the Promissory Notes, but no later than three years from the date of the loan.

  Recent Accounting Pronouncements

  FASB ASC TOPIC 805 – “Business Combinations.” The objective of this topic is to enhance the information that an entity provides in its financial reports about a business combination and its effects. The Topic mandates: (i) how the acquirer recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree; (ii) what information to disclose in its financial reports and; (iii) recognition and measurement criteria for goodwill acquired. This Topic is effective for any acquisitions made on or after December 15, 2008. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 810 – “Noncontrolling Interests.” The objective of this Topic is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and; (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Topic is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 815 – “Derivatives and Hedging.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. This Topic requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Topic is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 944 – “Financial Services – Insurance.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred. This Topic requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 855 - “Subsequent Events.” In May 2009, the FASB issued Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Topic sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Topic should be applied to the accounting and disclosure of subsequent events. This Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This Topic was effective for interim and annual periods ending after June 15, 2009, which was October 31, 2009 for the Company. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 105 - “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.” In June 2009, the FASB issued Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This Topic identifies the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP and arranged these sources of GAAP in a hierarchy for users to apply accordingly. This Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

  FASB ASC TOPIC 320 - “Recognition and Presentation of Other-Than-Temporary Impairments.” In April 2009, the FASB issued Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Topic is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 860 - “Accounting for Transfer of Financial Assets and Extinguishment of Liabilities.” In June 2009, the FASB issued additional guidance under Topic 860 which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 810 - “Consolidation of Variables Interest and Special Purpose Entities.” In June 2009, the FASB issued Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii) The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This Topic is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this Topic is not expected to have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 820 - “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitment, and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update is not expected to have a material impact on the Company’s financial statements and disclosures.

  FASB ASC TOPIC 740 - “Income Taxes”, an Accounting Standard Update. In September 2009, the FASB issued this Update to address the need for additional implementation guidance on accounting for uncertainty in income taxes. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this Update did not have a material impact on the Company’s financial statements and disclosures.

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

  (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  Based on its assessment, management concluded that, as of April 30, 2010, the Company's internal control over financial reporting is effective based on those criteria.

  Auditor Attestation

  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

  Changes in Internal Controls

  There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Board has Assumed Responsibilities of Audit Committee

  The Board of Directors has three members, of which one member is independent. The Board of Directors has assumed the role of the Audit Committee.

  Item 9B. Other Information

  None.

  Part III

  Item 10. Directors and Executive Officers of the Registrant

  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

  The following table represents the Board of Directors and the senior management of the Company as of April 30, 2010. Each director will serve until the next meeting of shareholders or until replaced. Each officer serves at the discretion of the Board of Directors. Each individual's background is described below.

Name	Age	Position	Position Held Since
J.L. Guerra, Jr.	54	Director Chairman of the Board President and Chief Executive Officer of Yukon Gold Corp.	November 2, 2005 July 11, 2006 December 12, 2008
Douglas Oliver	59	Director President and Chief Executive Officer	September 28, 2009 September 28, 2009
Charles William Reed	66	Director	October 23, 2009
Rakesh Malhotra	53	Chief Financial Officer	November 2, 2005
Kathy Chapman	52	Interim Corporate Secretary Corporate Secretary of Yukon Gold Corp.	July 3, 2008 May 13, 2009

  Reorganization of Officers and Directors

  On May 4, 2009 Mr. Howard Barth resigned as a director of the Company.

  On May 13, 2009 the board of directors of YGC, the Company’s wholly owned Canadian subsidiary, appointed Mrs. Kathy Chapman Corporate Secretary of YGC.

  On June 19, 2009 the Company advised Mrs. Lisa Rose that her employment as Corporate Secretary and Administrator was terminated due to the down-sizing of the Company.

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

  Directors

  J.L. Guerra, Jr., Director, Chairman of the Board

  Mr. Guerra, Jr. has over twenty years of experience operating his own businesses in the real estate brokerage, acquisition and development business in San Antonio, Texas. Mr. Guerra, Jr. has acquired and sold industrial buildings, warehouses, office buildings and raw land for investors and investment entities. His current projects include acquisition, planning and development of residential, golf and resort properties, specifically Canyon Springs in San Antonio, Texas. Mr. Guerra, Jr. also has experience with venture capital projects and has raised substantial capital for numerous projects in mining, hi-tech and other areas. Mr. Guerra, Jr. lives in San Antonio, Texas. Mr. Guerra is 54 years old.

  Douglas H. Oliver, Ph.D., MBA, Director, Chief Executive Officer and President

  Dr. Oliver has over twenty years of experience in mineral exploration for major mining companies, junior exploration companies and independent consultants. He was the Chief Operating Officer of the Hemis Companies and, in that capacity, assembled and managed an exploration staff with projects in the United States, Canada, Mexico and Peru. His key projects for the Hemis Companies involved gold, silver, copper, molybdenum and uranium. He has held significant positions with Tenneco Minerals, Occidental Minerals, US Steel and Exxon Minerals. Dr. Oliver has twelve years of teaching experience at the university level, including courses in Physical Geology, Igneous & Metamorphic Petrology, Mineralogy and Economic Geology. Dr. Oliver holds a Ph.D. in Geology from Southern Methodist University, an MBA in Finance from the University of Texas at Austin and a bachelor's degree in Geology from Rutgers University. Dr. Oliver is 59 years old.

  Charles William Reed, Director

  Mr. Reed served as Vice President and Director of Paramount Gold Mining Corp. from September 2005 until he retired in December, 2009. Mr. Reed was also Manager of Exploration in Mexico. In addition to his duties at Paramount, Mr. Reed was also Chief Geologist of AmMex Gold and Silver Corp. Mr. Reed has significant mining experience in Mexico, as he was formerly Chief Geologist - Mexico for Minera Hecla S. A. de C. V. (“Hecla”), a subsidiary of Hecla Mining (NYSE:HL) from 1998 to 2004, and Regional Geologist, Mexico and Central America for Echo Bay Exploration from 1993 to 1998. While at Hecla, Mr. Reed supervised detailed exploration at the Noche Buena project, Sonora, and the San Sebastian silver and gold mine, Durango. He also discovered and drilled the Don Sergio vein that was later put into production. Mr. Reed received his Bachelor of Science Degree, Mineralogy, from the University of Utah in 1969 and is a Registered Professional Geologist in the State of Utah. He also completed an Intensive Spanish Program at Institute De Lengua Espanola, San Jose, Costa Rica in 1969. Mr. Reed is 66 years old.

  Officers

  Rakesh Malhotra, Chief Financial Officer

  Mr. Malhotra is a United States certified public accountant and a Canadian chartered accountant with considerable finance and accounting experience. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm A.F Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India. Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position. Mr. Malhotra is a CPA (Illinois) and also holds a Canadian CA designation. He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of Public Companies. Mr. Malhotra has more than 20 years of experience in accounting and finance. Mr. Malhotra is 53 years old.

  Kathy Chapman, Interim Corporate Secretary and Corporate Secretary Yukon Gold Corp.

  Mrs. Chapman has worked for the Company since it’s inception in May, 2000 holding the position of Accounting Manager and, until recently due to the down sizing of the Company, Chief Administrative Officer. On July 3, 2008 Kathy was appointed Interim Corporate Secretary. On May 13, 2009 Mrs. Chapman was appointed Corporate Secretary of the Company’s wholly owned Canadian subsidiary, Yukon Gold Corp. Mrs. Chapman has over 30 years combined experience in accounting, administration, human resources, management, financial control and regulatory compliance in both Canadian and US public companies. Mrs. Chapman is co-chair of Women In Mining Toronto Branch and is an advisor to the board of Women In Mining Canada. Mrs. Chapman is 52 years old.

  Compliance With Section 16(a) of the Exchange Act

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended April 30, 2010 no reports were filed late.

  Item 11. Executive Compensation

  (a) Compensation of Officers

  The following table shows the compensation paid during the last three fiscal years ended April 30, 2010, 2009 and 2008 for the Chief Executive Officer and the next two most highly compensated officers of the Company.

  SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payout
Securities
						Underlying		All
					Restricted	Options &		Other
Name and	Year			Other Annual	Stock	Warrants/SAR	LTIP	Compen-
Principal	April	Salary	Bonus	Compensation	Award(s)	Granted	Payouts	sation
Position	30,	($)	($)	($)	($)	(#)	($)	($)

J.L. Guerra Former CEO (3)	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	Nil 1,311 Nil	Nil Nil Nil	Nil Nil 250,000	Nil Nil Nil	Nil Nil Nil

Kathy Chapman Former Chief Administrative Officer (4)	2010 2009 2008	32,959 55,885 Nil	Nil Nil Nil	18,375 Nil Nil	Nil Nil Nil	Nil Nil 75,000	Nil Nil Nil	Nil Nil Nil

Cletus Ryan Former VP Corporate Development (2)	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	22,642 96,335 44,678	Nil Nil Nil	Nil Nil 200,000	Nil Nil Nil	Nil Nil Nil

Ronald Mann Former CEO (1)	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	Nil 103,767 55,848	Nil Nil Nil	Nil Nil 500,000	Nil Nil Nil	Nil Nil Nil

Douglas Oliver CEO (5)	2010 2009 2008	Nil Nil Nil	Nil Nil Nil	129,813 Nil Nil	250,000 Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

  (1) Mr. Ronald Mann became President and CEO of the Company on December 15, 2007 following the resignation of Mr. Paul Gorman as CEO on December 13, 2007. Mr. Mann also became President and CEO of YGC on January 10, 2008. Mr. Mann resigned from all positions on December 12, 2008.

  (2) On December 15, 2007 Cletus Ryan became VP Corporate Development of the Company. Mr. Ryan’s services were terminated due to down sizing of the Company on July 31, 2009.

  (3) On December 12, 2008 the Company appointed J.L. Guerra, Jr. President and Chief Executive Officer of both the Company and YGC, following the resignation of Mr. Ronald Mann. Mr. Guerra, Jr. is also the Chairman of the Company’s board of directors and a director of YGC. On September 28, 2009 Mr. Guerra, Jr. resigned as President and Chief Executive Officer of the Company and Mr. Douglas Oliver was appointed President and Chief Executive Officer.

  (4) On August 1, 2008 the Company appointed Kathy Chapman Chief Administrative Officer. Due to down sizing Mrs. Chapman’s services were terminated on September 4, 2009. Mrs. Chapman remains Interim Corporate Secretary and Corporate Secretary of Yukon Gold Corp.

  (5) On September 28, 2009 Mr. Douglas Oliver was appointed President and Chief Executive Officer of the Company.

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

  (c) Options and Stock Appreciation Rights (SARs)

  OPTIONS/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

  No stock options or warrants were granted to the named executive officers during the fiscal year ended April 30, 2010.

  During the fiscal year ended April 30, 2010 there has been no re-pricing of stock options held by any Named Executive Officer

  OPTIONS/SAR EXERCISED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

  The following table provides detailed information regarding options exercised by the named executive officers during the fiscal year ended April 30, 2010 and options held by the named executive officers as at April 30, 2010.

			# of
			shares
			under-
	Shares acquired on	Value	lying
Name and	Exercise	Realized	options
Principal	(#)		at year
Position		($)	end

Douglas Oliver Chief Executive Officer	0	N/A	NIL

J.L. Guerra, Jr. Former Chief Executive Officer	0	N/A	500,000

Rakesh Malhotra Chief Financial Officer	0	N/A	325,000

Kathy Chapman Former Chief Administrative Officer	0	N/A	163,000

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

  (d) Compensation of Directors

  Directors are not paid any fees in their capacity as directors of the Company, except for the members of the Audit Committee who are paid $492 (CDN$500) for each Audit Committee meeting they attend. Due to the financial condition of the Company, the members of the Audit Committee decided that as of January 1, 2009 they would no longer accept payment for attending Audit Committee meetings. The directors are entitled to participate in the Company’s stock option plan.

  Other Arrangements

  None of the directors of the Company were compensated in their capacity as a director by the Company and its subsidiary during the fiscal year ended April 30, 2010 pursuant to any other arrangement.

  Indebtedness of Directors and Executive Officers

  None of the directors or executive officers of the Company were indebted to the Company or its subsidiary during the fiscal year ended April 30, 2010, including under any securities purchase or other program.

  Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

  The Company has 41,839,535 shares of common stock issued and outstanding as at July 31, 2010. Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of Yukon Gold Corporation, Inc. (Yukon Gold) held by the officers and directors of Yukon Gold. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares (common shares of Yukon Gold) as of July 31, 2010.

Name and Address Of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class Held
Douglas Oliver 4812 Bransford Rd., Colleyville, TX 76034	250,000	0.6% of Yukon Gold Common Shares
Charles William Reed 4905 N Calle Faja, Tucson, AZ 85718	0	0% of Yukon Gold Common Shares
Rakesh Malhotra 4580 Beaufort Terrace Mississauga, ON L5M 3H7	0	0% of Yukon Gold Common Shares

Kathy Chapman 567 Paris Rd. RR#1 Paris, ON N3L 3E1	0	0% of Yukon Gold Common Shares
Jose L. Guerra, Jr. 1611 Greystone Ridge San Antonio, TX USA 78258	3,227,679*	7.7% of Yukon Gold Common Shares
TOTAL	3,477,679	8.3%

  *Mr. Guerra, Jr. controls 3,227,679 shares which include options, shares owned indirectly and shares over which he influences voting control. These 3,227,679 shares represent 7.7% of the Company’s issued and outstanding shares. As a group Management and the Directors own 8.3% of the issued and outstanding shares of Yukon Gold.

  Item 13. Certain relationships and Related Transactions

  2009-2010

  The Company and its subsidiary expensed a total of $5,301 in consulting fees & wages to one Company Director, and $217,693 to five of its officers.

  No director or officer exercised stock options during the year ended April 30, 2010.

  2008-2009

  The Company and its subsidiary expensed a total of $118,407 in consulting fees & wages to five Company Directors, and $301,300 to five of its officers.

  No director or officer exercised stock options during the year ended April 30, 2009

  Item 14 Principal Accounting Fees and Services

  The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended April 30, 2010. This appointment was confirmed by a vote of shareholders held on March 18, 2008.

  Audit Fees. The Company paid to Schwartz Levitsky Feldman, LLP audit and audit related fees of approximately $18,704 (CDN$19,000) in 2010 and $29,289 (CDN$29,500) in 2009.

  The Company paid $nil to Schwartz Levitsky Feldman, LLP for tax services in 2010 and $1,290 (CDN$1,300) for tax services in 2009.

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

  Index to Exhibits

Financial Statements

Consent of Independent Auditors	23.1

Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	31.1

Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Report of Schwartz Levitsky Feldman, LLP	F-1

Consolidated Balance Sheets as at April 30, 2010 and April 30, 2009	F-2 - F-3

Consolidated Statements of Operations for the years ended April 30, 2010 and April 30, 2009 and for the period from inception to April 30, 2010	F-4

Consolidated Statements of Cash Flows for the years ended April 30, 2010 and April 30, 2009 and for the period from inception to April 30, 2010	F-5

Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended April 30, 2010 and April 30, 2009 and for the period from inception to April 30, 2010	F-6 - F-9

Notes to Consolidated Financial Statements	F-10 - F-39

  In addition, the following reports are incorporated by reference.

  Current Report on Form 8-K “Item 8.01 -Other Events and “Item 3.01 – Notice of De-listing or Failure to
  Satisfy a Continued Listing Rule or Standard” dated September 17, 2009

  Current Report on Form 8-K “Item 5.02 – Departure of Directors or Principal Officers; Election of
  Directors; Appointment of Principal Officers,” dated September 28, 2009

  SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August , 2010.

YUKON GOLD CORPORATION, INC

By:	/s/ Douglas Oliver
Douglas Oliver
Chief Executive Officer
Yukon Gold Corporation, Inc.

By:	/s/ Rakesh Malhotra
Rakesh Malhotra
Chief Financial Officer
Yukon Gold Corporation, Inc