Form 10-Q
period 2010-07-31
YUKON GOLD CORP INC
filed 2010-09-14
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

Commission file number 000-51068

YUKON GOLD CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2243048
(State of incorporation)	(I.R.S. Employer Identification No.)

1226 White Oaks Blvd., Suite 10A
Oakville, Ontario L6H 2B9 Canada
(Address of principal executive offices including zip code)

905-845-1073
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

Yes [   ]    No [X]

The number of shares of registrant’s common stock outstanding as of July 31, 2010 was 41,839,535.

PART I – FINANCIAL INFORMATION

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Page No.

Interim Consolidated Balance Sheets as at July 31, 2010 (unaudited) and April 30, 2010 (audited).	F-2 to F3

Interim Consolidated Statements of Operations for the three months ended July 31, 2010 and July 31, 2009 and the period from Inception to July 31, 2010.	F-4

Interim Consolidated Statements of Cash Flows for the three months ended July 31, 2010 and July 31, 2009 and the period from Inception to July 31, 2010.	F-5

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from Inception to July 31, 2010.	F-6 to F9

Condensed Notes to Interim Consolidated Financial Statements.	F-10 to F-23

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Balance Sheets
As at July 31, 2010 (unaudited) and April 30, 2010 (audited)
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	July 31, 2010	April 30, 2010
	$	$
ASSETS	(unaudited)	(audited)

CURRENT ASSETS

Cash and cash equivalents	2,910	1,533
Prepaid expenses and other (Note 4)	13,275	12,748

	16,185	14,281

PROPERTY, PLANT AND EQUIPMENT	25,465	27,868
	41,650	42,149

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., Director and Chairman

/s/ Douglas Oliver
Douglas Oliver, CEO and Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Balance Sheets
As at July 31, 2010 (unaudited) and April 30, 2010 (audited) (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	July 31, 2010	April 30, 2010
	$	$
LIABILITIES	(unaudited)	(audited)

CURRENT LIABILITIES
Loan from director (Note 10)	117,798	102,000
Accounts payable and accrued liabilities	604,891	556,212
Obligation under Capital Leases	1,555	2,454
Total Current Liabilities	724,244	660,666

GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 9)
SUBSEQUENT EVENTS (Note 11)

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 5)	4,184	4,184

ADDITIONAL PAID-IN CAPITAL	14,931,204	14,931,204

ACCUMULATED OTHER COMPREHENSIVE LOSS	(108,640)	(111,871)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(15,509,342)	(15,442,034)
	(682,594)	(618,517)
	41,650	42,149

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Operations
For the three months ended July 31, 2010 and July 31, 2009 and the period from Inception to July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the
		three months	three months
		ended	ended
	Cumulative	July 31,	July 31,
	since inception	2010	2009
	$	$	$

OPERATING EXPENSES

General and administration	7,476,596	65,267	114,131
Project expenses	9,077,029	-	5,454
Exploration Tax Credit	(605,716)	-	-
Amortization	175,005	2,041	2,676
Loss on sale/disposal of capital assets	5,904	-	-
Gain on sale of mining property (Note 7)	(110,306)	-	(110,306)

TOTAL OPERATING EXPENSES	16,018,512	67,308	11,955

LOSS BEFORE INCOME TAXES	(16,018,512)	(67,308)	(11,955)

Income taxes recovery	509,170	-	-

NET LOSS	(15,509,342)	(67,308)	(11,955)

Loss per share – basic and diluted		(0.00)	(0.00)

Weighted average common shares outstanding		41,839,535	40,489,535

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Cash Flows
For the three month period ended July 31, 2010 and July 31, 2009 and the period from Inception to July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the three	For the three
		month period	month period
		ended	ended
	Cumulative	July 31,	July 31,
	Since Inception	2010	2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(15,509,342)	(67,308)	(11,955)
Items not requiring an outlay of cash:
Amortization and impairment	175,005	2,041	2,676
Loss on sale/disposal of capital assets	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	772,826	-	-
Common shares issued for settlement of
severance liability to ex-officer	113,130	-	-
Stock-based compensation	1,298,574	-	1,943
Compensation expense on issue of warrants	140,892	-	-
Issue of shares for professional services	875,023	-	-
Gain on sale of mining property	(110,306)	-	(110,306)
Issue of units against settlement of debts	20,077	-	-
Decrease (Increase) in prepaid expenses and other	(960)	(682)	53,515
Increase (Decrease) in accounts payable and accrued liabilities	580,168	52,476	(38,714)

NET CASH USED IN OPERATING ACTIVITIES	(11,450,884)	(13,473)	(102,841

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	-	-
Investment in available for sale securities	(36,530)	-	-
Proceeds from sale of mining property	110,306	-	110,306

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(148,533)	-	110,306

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds from Demand promissory notes	317,798	15,798	-
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from subscription /issuance of units/shares – net	10,082,190	-	-
Proceeds from capital lease obligation	2,454	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,641,111	15,798	-

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(38,784)	(948)	447

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE QUARTER	2,910	1,377	7,912
Cash and cash equivalents, beginning of period	-	1,533	9,349

CASH AND CASH EQUIVALENTS, END OF PERIOD	2,910	2,910	17,261
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited -Prepared by Management)

					Deficit,
	Number				Accumulated	-	Accumulated
	of	Common	Additional		during the	Comprehensive	Other
	Common	Shares	Paid-in	Subscription	Exploration	Income	Comprehensive
	Shares	Amount	Capital	for Warrants	Stage	(loss)	Income (loss)
	#	$	$	$	$	$	$
Issuance of Common shares	2,833,377	154,063	-	-	-	-	-
Issuance of warrants	-	-	1,142	-	-	-	-
Foreign currency translation	-	-	-	-		604	604
Net loss for the year	-	-	-		(124,783)	(124,783)	-

Balance as of April 30, 2003	2,833,377	154,063	1,142	-	(124,783)	(124,179)	604

Issuance of Common shares	1,435,410	256,657	-	-	-	-
Issuance of warrants	-	-	2,855	-	-	-
Shares repurchased	(240,855)	(5,778)	-	-	-	-
Recapitalization pursuant to reverse acquisition	2,737,576	(404,265)	404,265	-	-	-
Issuance of Common shares	1,750,000	175	174,825	-	-	-
Issuance of Common shares for Property
Payment	300,000	30	114,212	-	-	-
Foreign currency translation	-	-	-	-	-	(12,796)	(12,796)
Net loss for the year	-	-	-	-	(442,906)	(442,906)	-

Balance as of April 30, 2004	8,815,508	882	697,299	-	(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	133,333	13	99,987	-	-	-	-
Issuance of common shares on Conversion of Convertible Promissory note	76,204	8	57,144	-	-	-	-

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to July 31, 2010
(Amounts expressed in US Dollars)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to July 31, 2010
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to July 31, 2010
(Amounts expressed in US Dollars)

Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)
Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)
Balance as of April 30, 2008	28,990,440	2,899	13,984,853	-	(11,889,157)	(4,693,693)	196,474
Shares for property payment	476,189	48	58,839
Shares for property payment	6,838,906	684	187,916
Stock based compensation			31,858
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(282,694)	(282,694)
Net loss for the year					(3,017,265)	(3,017,265)	-
Balance as of April 30, 2009	40,489,535	4,049	14,866,470	-	(14,906,422)	(3,308,959)	(95,220)
Stock based compensation			5,869
Issuance of 1,100,000 shares for cash	1,100,000	110	43,890
Issuance of common shares for professional services	250,000	25	14,975
Foreign currency translation						(16,651)	(16,651)
Net loss for the year					(535,612)	(535,612)	-

Balance as of April 30, 2010	41,839,535	4,184	14,931,204	-	(15,442,034)	(552,263)	(111,871)
Foreign currency translation						3,231	3,231

Net loss for the period					(67,308)	(67,308)
Balance as of July 31, 2010	41,839,535	4,184	14,931,204	-	(15,509,342)	(64,077)	(108,640)

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

1.        BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended April 30, 2010. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at July 31, 2010 and April 30, 2010, the results of its operations for the three-month periods ended July 31, 2010 and July 31, 2009, and its cash flows for the three-month periods ended July 31, 2010 and July 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended July 31, 2010 are not necessarily indicative of results to be expected for the full year.

The interim consolidated financial statements include the accounts of Yukon Gold Corporation, Inc. (the “Company”) and its wholly owned subsidiary Yukon Gold Corp. (“YGC”). All material inter-company accounts and transactions have been eliminated.

2.        GOING CONCERN

The Company's interim consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. Because of continuing operating losses, negative working capital, stockholders’ deficiency and cash outflows from operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. Further, the Company’s subsidiary has been ordered by an Ontario Superior Court of Justice to pay a penalty of $116,832 (CDN $120,138) for early termination of its office lease in Toronto, Ontario. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will be available on acceptable terms, if at all or if the Company will attain profitable levels of operation.

The Company is actively pursuing equity and short-term bridge loan financing, which may include financing backed by a pledge of some or all of the Company’s exploration property assets. The Company also is simultaneously exploring opportunities to effect business combinations or joint ventures involving additional mining assets that may provide opportunities for greater long-term financing. On August 31, 2010 the Company entered into an Agreement with Lance Capital Ltd. (Lance), an Ontario Canada corporation, pursuant to which, among other things, Lance is assisting the the Company in the settlement of certain debts of the Company and providing bridge financing, as more particularly described in Note 12 Subsequent Events.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

2.        GOING CONCERN-Cont’d

These interim consolidated financial statements have been prepared in accordance with United States generally acceptable accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying interim consolidated financial statements.

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

4.        PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $11,428 (CDN$11,751) being Goods & Services tax receivable from the Federal Government of Canada.

5.        CAPITAL STOCK

a)        Authorized

150,000,000 of Common shares, $0.0001 par value.

b)        Issued

41,839,535 Common shares (41,839,535 at April 30, 2010).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
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

Three months ended July 31, 2010

During the three-month period ended July 31, 2010, the Company did not issue any shares.

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
July 31, 2010
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

Three month period ended July 31, 2010

The company did not issue any stock options during the three month period ended July 31, 2010.

As of April 30, 2010 there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the three month period ended July 31, 2010 was $nil.

Cancellation/Expiration/Forfeiture of Stock Options:

Year ended April 30, 2010

On June 24, 2009 200,000 stock options held by a former officer were forfeited.

On August 4, 2009 340,000 stock options held by a former director were forfeited.

On October 24, 2009 the Company cancelled 200,000 stock options held by a former officer.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
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

Cancellation/Expiration/Forfeiture of Stock Options:

For the three months ended July 31, 2010

No stock options were cancelled, expired or forfeited.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

7.        SALE OF MOUNT HINTON MINING PROPERTY CLAIMS

On May 21, 2009, the Company, through its wholly owned subsidiary, YGC, sold its interest in the Mount Hinton Property to the Hinton Syndicate. All of the claims comprising the Mount Hinton Property were conveyed by the Company’s subsidiary to a member of the Hinton Syndicate. The Hinton Syndicate paid the Company (i) $110,306 (CDN$125,000) on May 21, 2009 and (ii) granted to the Company’s subsidiary a 2% “Net Smelter Royalty (an “NSR”) on the Mount Hinton Property claims. Such 2% NSR may be terminated at any time by payment to YGC of the following:

If the payment is made to YGC within the 12-month anniversary of the Closing: (This payment was not made within the 12-month anniversary of the Closing.)	$111,835 (CDN$115,000)

If the payment is made to YGC after the 12-month anniversary of the Closing but before the 24-month anniversary of the Closing:	$136,147 (CDN$140,000)

If the payment is made to YGC after the 24-month anniversary of the Closing but before the 36-month anniversary of the Closing:	$160,459 (CDN$165,000)

If the payment is made to YGC after the 36-month anniversary of the Closing but before the 48-month anniversary of the Closing:	$184,771 (CDN$190,000)

If the payment is made to YGC after the 48-month anniversary of the Closing, it shall be increased by $24,312 (CDN$25,000) for each 12-month period following the 49-month anniversary of the Closing.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
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

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement (“Agreement”) with Atna Resources Ltd. (“Atna”). Under the terms of the Agreement as amended the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Agreement for $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005; $86,805 (CDN$100,000) cash and an additional 133,334 common shares of the Company on December 12, 2006. On December 12, 2007 the Company paid $98,697 (CDN$100,000) being the next payment then due.

The Company agreed to make subsequent payments under the Agreement of: $167,645 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $167,645 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby the common shares were valued at $0.0276 (CDN$0.0329) each. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $972,479 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

Subsequent to the period covered by this report, the following agreement was terminated by mutual consent of the parties, as described in Note 12 – Subsequent Events. On October 1, 2009 the Company’s board of directors ratified a retainer agreement (the “Agreement”) dated August 28, 2009 with a Panamerican corporation (the “Consultant”) to provide certain exclusive advisory services for financing, acquisition, collaboration, product or services sales transactions and strategies, for a period of twelve (12) months (the “Term”) from the date of execution. If at any time during the Term the Company wished to terminate the exclusivity of the Consultant, the Company could give the Consultant ten (10) days prior written notice and pay the Consultant $200,000. The Agreement states that a monthly cash fee of $50,000 and the Consultant’s out-of-pocket expenses shall accrue and be payable only at such time as the Company secures a minimum of $5,000,000 in financing during the Term of the Agreement, at which time the total amount accrued would be due and payable in full without interest. In the event that the Company fails to timely pay any of the compensation, as defined in the Agreement, each shall bear interest at the rate of six percent (6%) until paid in full. The Consultant has the right upon written notice to the Company of its election to receive gold or other minerals in lieu of cash prior to or concurrent with the closing of any financing transactions (“Financing Transactions”). Compensation payable in kind shall not bear any interest.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.        COMMITMENTS AND CONTINGENCIES – Cont’d

If an acquisition or divestiture is consummated during the Term of the Agreement or for a period of one (1) year thereafter, the Company shall pay a transaction fee (“TF”) to the Consultant based on the following transaction values (“TVs”): (i) 5% TF up to and including $1,000,000 TVs, plus (ii) 4% TF on all TVs from $1,000,000 to $1,999,999, plus (iii) 3% TF on all TVs from $2,000,000 to $2,999,999, plus (iv) 2% on all TVs from $3,000,000 to $3,999,999, plus (v) 1% on all TVs from $4,000,000 to $4,999,999, plus (vi) 1% on all TVs equal to and exceeding $5,000,000. During the Term of the Agreement or for a period of one (1) year after termination, the Company will pay the Consultant a finder’s fee equal to two percent (2%) of the total amount of each and every Financing Transaction successfully undertaken by the Company. In addition the Company shall grant to the Consultant options to purchase that number of shares of the Company’s common stock determined by multiplying two percent (2%) equal to the total number of equity shares placed and/or issued, or if convertible debt, two percent (2%) of the number of common equity shares as if the convertible debt was converted at its earliest possible date. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day weighted average trading price (WATP) for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. In addition to the foregoing fees, the Company shall grant to the Consultant a fully-vested option (“Equity Fee”) to acquire a number of shares equal to eight and one-half percent (8.5%) of the total common shares issued and outstanding at the time of the execution of the Agreement. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. The number of stock options shall be subject to any and all adjustments of the common shares during the five-year exercise period. Upon the Company entering into any definitive agreement, during the Term, to acquire any properties/projects, as defined in the Agreement, an additional fully-vested performance option shall be granted to the Consultant to acquire a number of shares equal to eight and one-half percent (8.5%) of the then issued and outstanding common shares of the Company. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the execution of the definitive agreement. The number of performance options shall be subject to any and all adjustments of the common shares during the five-year exercise period. If any acquisition transaction is contemplated by the Company during the Term or for a period of one (1) year after the Company will grant to the Consultant the absolute right to participate, on a pro rata basis, in up to a ten percent (10%) interest in the Company’s acquisition.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.        COMMITMENTS AND CONTINGENCIES-Cont’d

The Consultant shall also be responsible for all pro rata future development and operating costs of said acquisition when paid by the parties owning the other 90% interests. Notwithstanding anything within the Agreement to the contrary, any stock or equity-based compensation must be pre-cleared by the Toronto Stock Exchange (TSX). If any Financing Transaction(s) described in paragraphs 2 A and B of Schedule A to this Agreement are concluded during the Term, or for a period of one (1) year thereafter, provided such Financing Transaction(s) results from parties identified in writing by the Consultant in performing the Services, the Company will pay to the Consultant, or a designee of the Consultant, the following: (i) with respect to any equity financing, a cash fee equal to seven percent (7%) of the total amount of the Financing Transaction (gross proceeds, without offset for costs or fees), (ii) with respect to any debt financing, a cash fee equal to four percent (4%) of the total amount of such Financing Transaction (gross proceeds, without offset for costs or fees), and (iii) in addition, upon the completion of any Financing Transaction of the Company or its, parents, subsidiaries or affiliates, the Company shall grant to the Consultant the right and option to purchase that number of shares, units or interests in the Company determined by dividing five percent (5%) of the amount of the Financing Transaction by an amount equal to equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the payment of Yukon Gold Corporation stock options. Such rights shall be exercisable, for a period of five (5) years, from date of issue and shall possess “most favored nation” registration rights, i.e., registration rights equal to the best/most favorable rights/treatment of any issued/outstanding registration rights provisions applicable to any securities of the Company, specifically including, but not limited to demand and “piggy back” registration rights, including the right to include such shares in any offering undertaken by the Company, i.e., “tag-along” rights. Such Fee shall be paid by the Company to the Consultant within ten (10) calendar days after the closing of each Financing Transaction, or, if such Financing Transaction closes in several tranches, within ten (10) calendar days after the closing of each tranche, until paid in full. Subsequent to the quarter ended July 31, 2010 on August 10, 2010 the Consultant and the Company signed an unconditional and absolute general release which terminated the Agreement.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.        COMMITMENTS AND CONTINGENCIES-Cont’d

Subsequent to the period covered by this report, the Company has opened discussions to renegotiate and/or terminate the following agreement. On October 1, 2009 the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement states that the Consultant will receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement. During the quarter and subsequent to the period ended July 31, 2010, the Company has not issued these shares to the Consultant but the Company has expensed the cost at fair value. The Consultant is entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of this Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of this Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant will be reimbursed for all traveling and other actual legitimate expenses. The Agreement is for a three month minimum term and may be extended by the mutual agreement of both parties in writing. On December 20, 2009 the agreement terminated and the Consultant was not successful in raising any financing. No services were provided under this agreement. The Company considers the agreement not consummated and has not issued the shares for that reason.

Subsequent to the period covered by this report, the following agreement was terminated, as described in Note 12 - Subsequent Events. On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. During the employment term, the Company will pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary shall be deferred and shall accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary shall be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but may be further deferred at the Employee’s discretion. In the event that this Agreement is terminated for any reason, the Employee shall be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further states that the Employee immediately shall be awarded 250,000 shares of the Company’s common stock, which were issued in the last quarter of the year ending April 30, 2010. The Employee acknowledges that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144. The Company agrees to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options shall be awarded to Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company shall agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee may terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company may terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.        COMMITMENTS AND CONTINGENCIES-Cont’d

In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) will be paid to the Employee if this Agreement is terminated by the Company at any time prior to the second anniversary of the date of this Agreement. Subsequent to the quarter ended July 31, 2010 on August 9, 2010 the Employee and the Company mutually agreed to terminate their Agreement without notice. The Employee assigned all amounts owed by the Company to Lance Capital Ltd.

On October 26, 2009 the Company entered into a letter agreement (the “Agreement”) with a former officer to act as a consultant providing accounting and administration services for $1,945 (CDN$2,000) per month and to warehouse the Company records for $486 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the Agreement. Subsequent to the quarter ended July 31, 2010, on August 31, 2010, the consultant agreed to termination of the Agreement without notice and further agreed to accept $8,752 (CDN$9,000) as full payment for services rendered under the Agreement to be paid within 30 days. Lance Capital Ltd. agreed to advance the funds to the Company to cover this payment. See Note 12 - Subsequent Events herein.

The Company subsidiary YGC has been served by an Ontario Court order to pay a penalty of $116,832 (CDN $120,138) for early termination of its office lease. The Company’s former landlord had made the said claim in the Ontario Superior Court of Justice. On June 17, 2010 our subsidiary’s bank remitted $1,271 (CDN$1,307) to the Ontario Superior Court of Justice, being the balance of funds in YGC’s bank account.

9.        RELATED PARTY TRANSACTIONS

Three month period ended July 31, 2010

The Company and its subsidiary expensed a total of $nil in consulting fees and wages to three Company Directors, and $55,896 to three of its officers.

No director or officer exercised stock options during the three month period ended July 31, 2010.

Three month period ended July 31, 2009

The Company and its subsidiary expensed a total of $nil in consulting fees and wages to three Company Directors and $66,339 to three of its officers.

No director or officer exercised stock options during the three month period ended July 31, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

11.      DEMAND LOAN FROM DIRECTOR

The Company received loans for $64,500 on September 21, 2009, $37,500 on October 5, 2009, $8,000 on June 28, 2010, and $7,798 on July 20, 2010 for a total of $117,798 from a director of the Company. The Company issued Promissory Notes to the director which carry simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon shall be payable on demand by the holder of the Promissory Notes, but no later than three years from the date of the loan. Subsequent to the quarter ended July 31, 2010, on August 6, 2010 the Company received a loan for $9,900 from this same director of the Company. The Company issued a Promissory Note to the director which carries simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon shall be payable on demand by the holder of the Promissory Note, but no later than three years from the date of the loan. Subsequent to the quarter ended July 31, 2010, on August 10, 2010, the director assigned all of the demand loans, interest and expenses owed to the director to Lance Capital Ltd. See Note 12 - Subsequent Events for the assignment of this demand loan and interest.

12.      SUBSEQUENT EVENTS

On August 6, 2010 the Company received a loan for $9,900 from a director of the Company. The Company issued a Promissory Note to the director which carries simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon shall be payable on demand by the holder of the Promissory Note, but no later than three years from the date of the loan.

On August 9, 2010 Douglas Oliver, President and CEO of the Company (the Employee), and the Company mutually agreed to terminate their Agreement without notice. The Employee assigned all amounts due to Lance Capital Ltd.

On August 10, 2010 a director assigned all of the demand loans, interest and expenses owed to the director to Lance Capital Ltd.

On August 10, 2010 a debtor assigned an agreed debt totaling $66,923 to Lance Capital Ltd.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

12.      SUBSEQUENT EVENTS-Cont’d

On August 10, 2010 a consultant and the Company signed an unconditional and absolute general release which terminated the Agreement dated August 28, 2009 with a Panamerican corporation.

On August 15, 2010 62,500 stock options granted to a consulting company expired.

On August 23, 2010 the Company changed its mailing address to 1226 White Oaks Blvd, Suite 10A, Oakville, Ontario L6H 2B9 Canada.

On August 31, 2010, a consultant agreed to termination of an Agreement dated October 26, 2009 without notice and further agreed to accept $8,752 (CDN$9,000) as full payment for services rendered under the Agreement to be paid within 30 days. Lance Capital Ltd. agreed to advance the funds to the Company to cover this payment .

As of August 31, 2010, Yukon Gold Corporation, Inc. (the “Company”) and Lance Capital Ltd, an Ontario company (“Lance”), entered into a Note Purchase and Security Agreement (the “Agreement”) pursuant to which the Company has issued to Lance a Secured Convertible Promissory Note with a face amount of $375,000, bearing interest at 5% per annum and convertible into common shares of the Company at a conversion rate of $0.0025 per share (the “Note”). The Note matures on December 31, 2011. The Note is secured by a first lien and security interest in the Marg Property, a group of mineral claims located in the Mayo Mining District of the Yukon Territory, Canada (the “Marg Property”). Upon registration of the lien, the Agreement will be complete. The Marg Property is owned by the Company’s wholly-owned Canadian subsidiary.

The Note was issued by the Company to Lance as consideration for: (i) the assumption by Lance of certain of the Company’s obligations to three creditors totaling $382,545 as of August 31, 2010 which amounts were settled for $356,835 and (ii) a loan from Lance to the Company of $18,165 to cover certain ongoing expenses of the Company. This note totaling $375,000 replaces the payables assumed by Lance and the loan of $18,165.

Lance is engaged in efforts to resolve outstanding obligations of the Company and raise working capital for the Company. In its sole discretion, Lance may continue to fund operating expenses of the Company for a limited period of time while it explores the feasibility of private placement or other financing for the Company. In the event that Lance exercises its option to convert the Note into Shares, Lance would become the principal shareholder of the Company and would effectively control the Company. Completion of the Agreement is awaiting registration of the lien.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
July 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

12.      SUBSEQUENT EVENTS-Cont’d

On September 2, 2010 the Company’s board of directors accepted the resignation of Rakesh Malhotra as Chief Financial Officer effective September 1, 2010. There were no material disagreements between Mr. Malhotra, the Company or its board with respect to the Company’s operations or public disclosures.

On September 2, 2010, the Company’s board of directors appointed Mrs. Kathy Chapman, Chief Financial Officer and Corporate Secretary of the Company. Mrs. Chapman is also the Corporate Secretary of YGC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE THREE MONTH PERIOD
ENDED JULY 31, 2010

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at July 31, 2010, we had accumulated losses of $15,509,342. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the year has been its effort to raise additional capital to meet its administrative expenses and pursue its exploration activities. We are working urgently to obtain additional financing, which may entail the acquisition of additional properties in order to attract such financing.

SELECTED INFORMATION

	Three months	Three months
	ended	ended
	July 31, 2010	July 31, 2009

Revenues	Nil	Nil
Net Loss	$67,308	$11,955
Loss per share-basic and diluted	$ (0.00)	$ (0.00)

	As at	As at
	July 31, 2010	April 30, 2010

Total Assets	$41,650	$42,149
Total Liabilities	$724,244	$660,666
Cash dividends declared per share	Nil	Nil

The Company's expenses are reflected in the Interim Consolidated Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the three months ended July 31, 2010 is general and administrative expense of $65,267 as compared to $114,131 for the three months ended July 31, 2009. General and administrative expenses have decreased substantially during the period ended July 31, 2010 as compared to the period ended July 31, 2009 due to efforts by management to reduce costs.

(b) Project Expense

Included in operating expenses for the three months ended July 31, 2010 is project expenses of $nil as compared with $5,454 for the three months ended July 31, 2009. The Company has incurred little or no project expenses during these periods due to lack of funding.

Agreement with Hinton Syndicate Concerning our Former Mount Hinton Property

The following disclosure relates to our former property known as the “Mount Hinton” property. Our interest in the Mount Hinton property was sold on May 21, 2009.

On May 21, 2009, the Company, through its wholly owned subsidiary, YGC, sold its interest in the Mount Hinton Property to the Hinton Syndicate. YGC retained a 2% NSR on the property sold with the following provisions and rights. Such 2% NSR may be terminated at any time by payment to YGC of the following:

If the payment is made to YGC within the 12-month anniversary of the Closing: (This payment was not made within the 12-month anniversary of the Closing.)	$111,835 (CDN$115,000)

If the payment is made to YGC after the 12-month anniversary of the Closing but before the 24-month anniversary of the Closing:	$136,147 (CDN$140,000)

If the payment is made to YGC after the 24-month anniversary of the Closing but before the 36-month anniversary of the Closing:	$160,459 (CDN$165,000)

If the payment is made to YGC after the 36-month anniversary of the Closing but before the 48-month anniversary of the Closing:	$184,771 (CDN$190,000)

If the payment is made to YGC after the 48-month anniversary of the Closing, it shall be increased by $24,312 (CDN$25,000) for each 12-month period following the 49-month anniversary of the Closing

Calculation and payment of the NSR are as follows

1.	The NSR which may be payable to a party (the “Payee”) by a party (the “Payor”) shall be calculated and paid to the Payee in accordance with the terms of this Schedule.

2.	The NSR shall be calculated on a calendar quarterly basis.

3.	The following words shall have the following meanings:

3.1	“Gross Revenue” shall mean the aggregate of the following amounts received in each quarterly period:

(a)	(i)	all revenue received by the Payor in such quarter from arm’s length purchasers of mineral products, or

(ii)	the fair market value of all mineral products sold by the Payor in such quarter to persons not dealing at arm’s length with the Payor; and

(b)	any proceeds of insurance received in such quarter due to losses or damages in respect to mineral products.

3.2	“Permissible Deductions” shall mean the aggregate of the following charges (to the extent not previously deducted or accrued in computing Gross Revenue) that are paid in each quarterly period:

	(a)	sales charges levied by any sales agent in respect to the sale of mineral products;

(b)

all costs, expenses and charges of any nature whatsoever which are either paid or incurred by the Payor in connection with the refinement or beneficiation of mineral products after leaving the Property, including all weighing, sampling, assaying and representation costs, metal losses, any umpire charges and any penalties charged by the processor, refinery or smelter, and;

	(c)	all other insurance costs in respect of mineral products;

provided: (i) that where a cost or expense otherwise constituting a Permissible Deduction is incurred by the Payor in a transaction with a party with whom it is not dealing at arm’s length (as that term is defined in the Income Tax Act (Canada)), such costs or expenses may be deducted, but only as to the lesser of the actual cost incurred by the Payor and the fair market value thereof considering the time of such transaction and under all the circumstances thereof; and (ii) transportation costs and milling costs at another site, prior to the smelting and refining shall not be included in the definition of Permissible Deductions.

3.3	“Net Smelter Returns” shall mean Gross Revenue less Permissible Deductions in respect to such quarter.

3.4	“NSR” shall mean Net Smelter Returns.

4.      The NSR shall be calculated and paid within 30 days after the end of each calendar quarter ending March 31, June 30, September 30 and December 31 of each year. Smelter settlement sheets, if any, and a statement setting forth calculations in sufficient detail to show how the payment was derived (the “Statement”) shall be submitted with the payment.

5.      In the event that final amounts required for the calculation of the NSR are not available within the time period referred to in paragraph 4 of this Schedule, then provisional amounts shall be established, the NSR shall be paid on the basis of such provisional amounts and positive or negative adjustments shall be made to the payment in the succeeding quarter, as necessary.

6.      All NSR payments shall be considered final and in full satisfaction of all obligations of the Payor with respect thereto, unless the Payee delivers to the Payor a written notice (the “Objection Notice”) describing and setting forth a specific objection to the calculation thereof within 60 days after receipt by the Payee of the Statement. If the Payee objects to a particular Statement as herein provided, the Payee shall, for a period of 60 days after the Payor’s receipt of such Objection Notice, have the right, upon reasonable notice and at a reasonable time, to have the Payor’s accounts and records relating to the calculation of the NSR in question audited by the auditors of the Payor. If such audit determines that there has been a deficiency or an excess in the payment made to the Payee, such deficiency or excess will be resolved by adjusting the next monthly NSR payment due hereunder. The Payee shall pay all the costs and expenses of such audit unless a deficiency of 2 1/2% or more of the amount due is determined to exist. The Payor shall pay the costs and expenses of such audit if a deficiency of 2 1/2% or more of the amount due is determined to exist. All books and records used and kept by the Payor to calculate the NSR due hereunder shall be kept in accordance with Canadian generally accepted accounting principles. Failure on the part of the Payee to make claim against the Payor for adjustment in such 60 day period by delivery of an Objection Notice shall conclusively establish the correctness and sufficiency of the Statement and NSR payment in respect of the applicable quarter.

7.      All profits and losses resulting from the Payor engaging in any commodity futures trading, option trading, metals trading, gold loans or any combination thereof, and any other hedging transactions with respect to mineral products (collectively, “Hedging Transactions”) are specifically excluded from calculations of the NSR pursuant to this Schedule, it being understood by the parties that both the Payor and Payee may engage in speculative hedging trading activities for their own account. All Hedging Transactions by the Payor and all profits or losses associated therewith, if any, shall be solely for the Payor’s account, irrespective of whether or not mineral products are delivered in fulfilment of such obligations. When necessary to give effect to the provisions of this paragraph 7, Gross Revenue from mineral products subject to Hedging Transactions by the Payor shall be determined pursuant to subclause 3.1(a)(ii), rather than 3.1(a)(i) hereof.

8.      Fair market value shall be determined by using, for gold, the quarterly average price of gold which shall be calculated by dividing the sum of all London Bullion Market Association P.M. Gold Fix prices reported for the calendar quarter in question by the number of days for which such prices were quoted and, for silver and other metals, the quarterly average price which shall be calculated by dividing the sum of all New York Commodity Exchange (“COMEX”) prices reported for silver and the other metal quoted by and at the closing of COMEX for the calendar quarter in question by a number of days for which such prices were quoted, less, in each case, an amount reasonably equivalent to the deductions permitted by clause 3.2 hereof.

Exploration

During the year ended April 30, 2009, the Company completed its acquisition of the Marg Property and currently owns it outright. The Marg Property consists of 402 contiguous mineral claims covering approximately 20,000 acres. Access to the claim group is possible either by helicopter, based in Mayo, Yukon Territory, Canada, located approximately 80 km to the southwest or by small aircraft to a small airstrip located near the Marg deposit. A 50 kilometer winter road from Keno City to the property boundary was completed in 1997. The camp site on the property provides accommodation for up to 12 people. Presently the hydroelectric power grid terminates at Keno City some 50km to the southwest and water is available from the Keno Ladue River, which flows through the property. The Company on August 31, 2010 granted Lance Capital Ltd. a security interest of $375,000 to be registered against the Marg Property. The Company also credited YGC with an equal amount of the amount owed to the Company. See Part II Item 5 Other Information.

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

		July 31, 2010		July 31, 2009

Cash and cash equivalent		$2,910		$17,261
Working capital deficit		$(708,059)		$(179,973)
Cash used in operating activities		$(13,473)		$(102,841)
Cash provided (used) in investing activities	$	Nil		$110,306
Cash provided in financing activities		$15,798	$	Nil

As at July 31, 2010 the Company had working capital deficit of $708,059 as compared to a working capital deficit of $ 179,973 in the previous period. During the current period the Company received demand loans of $15,798, and an additional $9,900 subsequent to the quarter, all carrying interest of 7% per annum from a director of the Company.

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of July 31, 2010 and April 30, 2010.

Contractual Obligations and Commercial Commitments

The Marg Property

In March 2005, the Company acquired rights to purchase 100% of the Marg Property, which consists of 402 contiguous mineral claims covering approximately 20,000 acres located in the Mayo Mining District of the Yukon Territory of Canada. Title to the claims is registered in the name of YGC.

The Company assumed the rights to acquire the Marg Property under a Property Purchase Agreement (“Agreement”) with Atna Resources Ltd. (“Atna”). Under the terms of the Agreement as amended the Company paid $119,189 (CDN$150,000) cash and 133,333 common shares as a down payment. The Company made payments under the Agreement for $43,406 (CDN$50,000) cash and an additional 133,333 common shares of the Company on December 12, 2005; $86,805 (CDN$100,000) cash and an additional 133,334 common shares of the Company on December 12, 2006. On December 12, 2007 the Company paid $98,697 (CDN$100,000) being the next payment then due.

The Company agreed to make subsequent payments under the Agreement of: $167,645 (CDN$200,000) in cash and/or common shares of the Company (or some combination thereof to be determined) on or before December 12, 2008. On December 4, 2008 the Company and Atna Resources Ltd. (“Atna”) entered into a letter agreement (the “Amendment Agreement”) amending the purchase agreement by which the Company acquired its Marg Property (the “Marg Acquisition Agreement”). Under the terms of the Marg Acquisition Agreement the Company was required to pay to Atna $167,645 (CDN$200,000) (in cash or shares of the Company’s common stock) on December 12, 2008. In lieu of making such payment, the Amendment Agreement permitted the Company to pay Atna $19,980 (CDN$25,000) in cash on December 12, 2008 (paid) and $188,600 (CDN$225,000) (payable in cash or shares of the Company’s common stock) on April 30, 2009. On April 30, 2009, the Company issued to Atna 6,838,906 common shares which represent $188,600 (CDN $225,000), whereby the common shares were valued at $0.0276 (CDN$0.0329) each. Upon the commencement of commercial production at the Marg Property, the Company will pay to Atna $972,479 (CDN$1,000,000) in cash and/or common shares of the Company, or some combination thereof to be determined.

Subsequent to the period covered by this report, the following agreement was terminated by the mutual consent of the parties. On October 1, 2009 the Company’s board of directors ratified a retainer agreement (the “Agreement”) dated August 28, 2009 with a Panamerican corporation (the “Consultant”) to provide certain exclusive advisory services for financing, acquisition, collaboration, product or services sales transactions and strategies, for a period of twelve (12) months (the “Term”) from the date of execution. If at any time during the Term the Company wishes to terminate the exclusivity of the Consultant, the Company will give the Consultant ten (10) days prior written notice and pay the Consultant $200,000. The Agreement states that a monthly cash fee of $50,000 and the Consultant’s out-of-pocket expenses shall accrue and be payable only at such time as the Company secures a minimum of $5,000,000 in financing during the Term of this agreement at which time the total amount accrued shall be due and payable in full without interest. In the event that the Company fails to timely pay any of the compensation, as defined in the Agreement, each shall bear interest at the rate of six percent (6%) until paid in full. The Consultant has the right upon written notice to the Company of its election to receive gold or other minerals in lieu of cash prior to or concurrent with the closing of any financing transactions (“Financing Transactions”). Compensation payable in kind shall not bear any interest. If an acquisition or divestiture is consummated during the Term of the Agreement or for a period of one (1) year thereafter, the Company shall pay a transaction fee (“TF”) to the Consultant based on the following transaction values (“TVs”): (i) 5% TF up to and including $1,000,000 TVs, plus (ii) 4% TF on all TVs from $1,000,000 to $1,999,999, plus (iii) 3% TF on all TVs from $2,000,000 to $2,999,999, plus (iv) 2% on all TVs from $3,000,000 to $3,999,999, plus (v) 1% on all TVs from $4,000,000 to $4,999,999, plus (vi) 1% on all TVs equal to and exceeding $5,000,000. During the Term of the Agreement or for a period of one (1) year after termination, the Company will pay the Consultant a finder’s fee equal to two percent (2%) of the total amount of each and every Financing Transaction successfully undertaken by the Company. In addition the Company shall grant to the Consultant options to purchase that number of shares of the Company’s common stock determined by multiplying two percent (2%) equal to the total number of equity shares placed and/or issued, or if convertible debt, two percent (2%) of the number of common equity shares as if the convertible debt was converted at its earliest possible date. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day weighted average trading price (WATP) for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. In addition to the foregoing fees, the Company shall grant to the Consultant a fully-vested option (“Equity Fee”) to acquire a number of shares equal to eight and one-half percent (8.5%) of the total common shares issued and outstanding at the time of the execution of the Agreement. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. The number of stock options shall be subject to any and all adjustments of the common shares during the five-year exercise period. Upon the Company entering into any definitive agreement, during the Term, to acquire any properties/projects, as defined in the Agreement, an additional fully-vested performance option shall be granted to the Consultant to acquire a number of shares equal to eight and one-half percent (8.5%) of the then issued and outstanding common shares of the Company. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the execution of the definitive agreement. The number of performance options shall be subject to any and all adjustments of the common shares during the five-year exercise period. If any acquisition transaction is contemplated by the Company during the Term or for a period of one (1) year after the Company will grant to the Consultant the absolute right to participate, on a pro rata basis, in up to a ten percent (10%) interest in the Company’s acquisition. The Consultant shall also be responsible for all pro rata future development and operating costs of said acquisition when paid by the parties owning the other 90% interests. Notwithstanding anything within the Agreement to the contrary, any stock or equity-based compensation must be pre-cleared by the Toronto Stock Exchange (TSX). If any Financing Transaction(s) described in paragraphs 2 A and B of Schedule A to this Agreement are concluded during the Term, or for a period of one (1) year thereafter, provided such Financing Transaction(s) results from parties identified in writing by the Consultant in performing the Services, the Company will pay to the Consultant, or a designee of the Consultant, the following: (i) with respect to any equity financing, a cash fee equal to seven percent (7%) of the total amount of the Financing Transaction (gross proceeds, without offset for costs or fees), (ii) with respect to any debt financing, a cash fee equal to four percent (4%) of the total amount of such Financing Transaction (gross proceeds, without offset for costs or fees), and (iii) in addition, upon the completion of any Financing Transaction of the Company or its, parents, subsidiaries or affiliates, the Company shall grant to the Consultant the right and option to purchase that number of shares, units or interests in the Company determined by dividing five percent (5%) of the amount of the Financing Transaction by an amount equal to equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the payment of Yukon Gold Corporation stock options. Such rights shall be exercisable, for a period of five (5) years, from date of issue and shall possess “most favored nation” registration rights, i.e., registration rights equal to the best/most favorable rights/treatment of any issued/outstanding registration rights provisions applicable to any securities of the Company, specifically including, but not limited to demand and “piggy back” registration rights, including the right to include such shares in any offering undertaken by the Company, i.e., “tag-along” rights. Such Fee shall be paid by the Company to the Consultant within ten (10) calendar days after the closing of each Financing Transaction, or, if such Financing Transaction closes in several tranches, within ten (10) calendar days after the closing of each tranche, until paid in full. Subsequent to the quarter ended July 31, 2010 on August 10, 2010 the Consultant and the Company signed an unconditional and absolute general release which terminated the Agreement.

Subsequent to the period covered by this report, the Company has opened discussions to renegotiate and/or terminate the following agreement. On October 1, 2009 the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement states that the Consultant will receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement. During the quarter and subsequent to the period ended July 31, 2010 the Company has not issued these shares to the Consultant but the Company has expensed the cost at fair value. The Consultant is entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of this Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of this Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant will be reimbursed for all traveling and other actual legitimate expenses. The Agreement is for a three month minimum term and may be extended by the mutual agreement of both parties in writing. On December 20, 2009 the agreement terminated and the Consultant was not successful in raising any financing. No services were provided under this agreement. The Company considers the agreement not consummated and has not issued the shares for that reason.

Subsequent to the period covered by this report, the following agreement was terminated, as described in Note 12 (Subsequent Events) to our Financial Statements contained herein. On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as it’s President and Chief Executive Officer. During the employment term, the Company will pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary shall be deferred and shall accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary shall be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but may be further deferred at the Employee’s discretion. In the event that this Agreement is terminated for any reason, the Employee shall be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further states that the Employee immediately shall be awarded 250,000 shares of the Company’s common stock, which were issued in the last quarter of the year ending April 30, 2010. The Employee acknowledges that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledges that he will be considered as affiliate for purposes of Rule 144. The Company agrees to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options shall be awarded to Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company shall agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee may terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company may terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits. In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) will be paid to the Employee if this Agreement is terminated by the Company at any time prior to the second anniversary of the date of this Agreement. Subsequent to the quarter ended July 31, 2010 on August 9, 2010 the Employee and the Company mutually agreed to terminate their Agreement without notice. The Employee assigned all amounts owed by the Company to Lance Capital Ltd. See Part II Item 5 Other Information for termination of this agreement and assignment of the balance due.

On October 26, 2009 the Company entered into a letter agreement (the “Agreement”) with a former officer to act as a consultant providing accounting and administration services for $1,945 (CDN$2,000) per month and to warehouse the Company records for $486 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the Agreement. Subsequent to the quarter ended July 31, 2010, on August 31, 2010, the consultant agreed to Agreement without notice and further agreed to accept $8,752 (CDN$9,000) as full payment for services rendered under the Agreement to be paid within 30 days. Lance Capital Ltd. agreed to advance the funds to the Company to cover this payment .See Part II Item 5 Other Information for termination of this agreement.

The Company subsidiary YGC has been served an Ontario Court order to pay a penalty for $116,832 (CDN $120,138) for early termination for its office lease. The prior landlord had made the said claim in the Ontario Superior Court of Justice. On June 17, 2010 the Company’s subsidiary’s financial institution remitted $1,271 (CDN$1,307) to the Ontario Superior Court of Justice being the balance of funds in YGC’s bank account.

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

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at July 31, 2010. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 17, 2010 the Company’s bank received a Notice of Garnishment from the Ontario Superior Court of Justice, Canada, dated June 15, 2010, in the amount of $118,269 (CDN$120,138) with the Company’s former landlord named as the creditor, the Company’s wholly owned Canadian subsidiary (YGC) named as the debtor, and the Company’s bank as the garnishee. On June 17, 2010 our subsidiary’s bank remitted $1,271 (CDN$1,307) to the Ontario Superior Court of Justice, being the balance of funds in YGC’s bank account. YGC did not have the funds to fully settle the Notice of Garnishment. It is possible that one or more other creditors of YGC will bring an action to enforce a debt.

Item 1A.   RISK FACTORS

1.	THE COMPANY IS RELYING ON A THIRD PARTY TO SETTLE OUTSTANDING DEBTS AND RETURN THE COMPANY’S BUSINESS TO ECONOMIC VIABILITY

As of August 31, 2010, the Company and Lance Capital Ltd, an Ontario company (“Lance”), entered into an agreement pursuant to which Lance is engaged in efforts to resolve outstanding obligations of the Company and raise working capital for the Company. In its sole discretion, Lance may continue to fund operating expenses of the Company for a limited period of time while it explores the feasibility of private placement or other financing for the Company. Under the terms of the Agreement Lance was issued a Convertible Promissory Note in the amount of $375,000 secured by the Marg Property owned by YGC. In the event that Lance exercises its option to convert the Convertible Promissory Note issued by the Company into Shares, Lance would become the principal shareholder of the Company and would effectively control the Company. There is no assurance that Lance will be successful in its efforts to reorganize the Company’s affairs.

2.	WE HAVE NO WORKING CAPITAL AND MAY NOT BE ABLE TO CONTINUE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS AND THE REQUIREMENTS OF THE EXCHANGES ON WHICH OUR SHARES TRADE.

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

3.	WE MAY HAVE TO PURCHASE ADDITIONAL MINERAL PROPERTIES TO SECURE FINANCNG AND REMAIN VIABLE.

Yukon Gold must immediately secure additional financing to remain viable. Management of Yukon Gold believes that we must identify and purchase new mineral properties in order to obtain such financing.

4.	WE DO NOT HAVE AN OPERATING BUSINESS.

Yukon Gold has rights in certain mineral claims located in the Yukon Territory, Canada. To date we have done limited exploration of the property covered by our mineral claims. We do not have a mine or a mining business of any kind. There is no assurance that we will develop an operating business in the future.

5.	WE HAVE NO SOURCE OF OPERATING REVENUE AND EXPECT TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF WE ARE ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, we have no source of revenue, we do not have working capital to complete our exploration programs (including feasibility studies) and we do not have any commitments to obtain additional financing. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

o	our ability to raise the capital necessary to conduct this exploration and preserve our interest in these mineral claims;

o	our ability to raise capital to develop the Marg Property, establish a mining operation, and operate this mine in a profitable manner; and.

o	our ability to raise capital to purchase additional properties that may make our business more attractive to investors in exploration stage mining companies.

Failure to raise the necessary capital to continue exploration and development could cause us to go out of business.

6.	GOING CONCERN QUALIFICATION.

The Company has included a “going concern” qualification in the Interim Consolidated Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital and/or locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor’s report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

On August 31, 2010 the Company entered into an Agreement with Lance Capital Ltd. (Lance) an Ontario Canada corporation regarding the settlement of certain debts of the Company. Lance is continuing to assist the Company with financing going forward as more particularly described in Item 5 Other Information.

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

None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

On August 6, 2010 the Company received a loan for $9,900 from a director of the Company. The Company issued a Promissory Note to the director which carries simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon shall be payable on demand by the holder of the Promissory Note, but no later than three years from the date of the loan.

On August 9, 2010 Douglas Oliver, President and CEO of the Company (the Employee), and the Company mutually agreed to terminate their Agreement without notice. The Employee assigned all amounts due to Lance Capital Ltd.

On August 10, 2010 a director assigned all of the demand loans, interest and expenses owed to the director to Lance Capital Ltd.

On August 10, 2010 a debtor assigned an agreed debt totaling $66,923 to Lance Capital Ltd.

On August 10, 2010 a consultant and the Company signed an unconditional and absolute general release which terminated the Agreement dated August 28, 2009 with a Panamerican corporation.

On August 15, 2010 62,500 stock options granted to a consulting company expired.

On August 23, 2010 the Company changed its mailing address to 1226 White Oaks Blvd, Suite 10A, Oakville, Ontario L6H 2B9 Canada.

On August 31, 2010, a consultant agreed to termination of an Agreement dated October 26, 2009 without notice and further agreed to accept $8,752 (CDN$9,000) as full payment for services rendered under the Agreement to be paid within 30 days. Lance Capital Ltd. agreed to advance the funds to the Company to cover this payment .

As of August 31, 2010, Yukon Gold Corporation, Inc. (the “Company”) and Lance Capital Ltd, an Ontario company (“Lance”), entered into a Note Purchase and Security Agreement (the “Agreement”) pursuant to which the Company has issued to Lance a Secured Convertible Promissory Note with a face amount of $375,000, bearing interest at 5% per annum and convertible into common shares of the Company at a conversion rate of $0.0025 per share (the “Note”). The Note matures on December 31, 2011. The Note is to be secured by a first lien and security interest in the Marg Property, a group of mineral claims located in the Mayo Mining District of the Yukon Territory, Canada (the “Marg Property”). Upon registration of the lien, the Agreement will be complete. The Marg Property is owned by the Company’s wholly-owned Canadian subsidiary.

The Note was issued by the Company to Lance as consideration for: (i) the assumption by Lance of certain of the Company’s obligations to three creditors totaling $382,545 as of August 31, 2010 which amounts were settled with Lance for $356, 835 and (ii) a loan from Lance to the Company of $18,165 to cover certain ongoing expenses of the Company. This note totaling $375,000 replaces the payables assumed by Lance and the loan of $18,165.

Lance is engaged in efforts to resolve outstanding obligations of the Company and raise working capital for the Company. In its sole discretion, Lance may continue to fund operating expenses of the Company for a limited period of time while it explores the feasibility of private placement or other financing for the Company. In the event that Lance exercises its option to convert the Note into Shares, Lance would become the principal shareholder of the Company and would effectively control the Company. Completion of the Agreement is awaiting registration of the lien.

On September 2, 2010 the Company’s board of directors accepted the resignation of Rakesh Malhotra as Chief Financial Officer effective September 1, 2010. There were no material disagreements between Mr. Malhotra, the Company or its board with respect to the Company’s operations or public disclosures.

On September 2, 2010, the Company’s board of directors appointed Mrs. Kathy Chapman, Chief Financial Officer and Corporate Secretary of the Company. Mrs. Chapman is also the Corporate Secretary of YGC. Mrs. Chapman has over 30 years of experience in internal accounting and administration and 13 years of experience in public company disclosure in the United States and Canada. Mrs. Chapman also is employed by Lance Capital Ltd. Lance does not have any relationship with the Company, except as described above. Mrs. Chapman also owns and operates an award winning bed and breakfast establishment in Paris, Ontario, which she has managed since July, 2000. She is currently the Co-Chair of Women in Mining Toronto Branch, based in Toronto, Canada. The focus of this group is to assist women in pursuing careers in the mining sector through mentorship, job opportunities and networking venues.

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

By: /s/ Douglas Oliver
Dated: September 13, 2010	Douglas Oliver
Chief Executive Officer

By: /s/ Kathy Chapman
Kathy Chapman
Chief Financial Officer