Form 10-Q
period 2010-10-31
YUKON GOLD CORP INC
filed 2010-12-15
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Yes [  ]     No [X]

The number of shares of registrant’s common stock outstanding as of December 13, 2010 was 141,159,935.

PART I – FINANCIAL INFORMATION

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Page No.

Interim Consolidated Balance Sheets as at October 31, 2010 (unaudited) and April 30, 2010 (audited).	F-2 to F3

Interim Consolidated Statements of Operations for the six months and three months ended October 31, 2010 and October 31, 2009 and the period from Inception to October 31, 2010.	F-4

Interim Consolidated Statements of Cash Flows for the six months ended October 31, 2010 and October 31, 2009 and the period from Inception to October 31, 2010.	F-5

Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) from Inception to October 31, 2010.	F-6 to F9

Condensed Notes to Interim Consolidated Financial Statements.	F-10 to F-23

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Balance Sheets
As at October 31, 2010 (unaudited) and April 30, 2010 (audited)
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	October 31,	April 30,
	2010	2010
	$	$
ASSETS	(unaudited)	(audited)
CURRENT ASSETS

Cash	182,410	1,533
Prepaid expenses and other (Note 4)	13,470	12,748

	195,880	14,281

PROPERTYAND EQUIPMENT	23,586	27,868
	219,466	42,149

See condensed notes to the interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., Director and Chairman

/s/ Douglas Oliver
Douglas Oliver, CEO and Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Balance Sheets
As at October 31, 2010 (unaudited) and April 30, 2010 (audited)
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	October 31,	April 30,
	2010	2010

LIABILITIES	$	$
	(unaudited)	(audited)

CURRENT LIABILITIES
Loan from director (Note 10)	-	102,000
Secured promissory note (Note 11)	375,000	-
Accounts payable and accrued liabilities	371,333	556,212
Obligation under capital lease-	1,567	2,454
Total Current Liabilities	747,900	660,666

GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 9)
SUBSEQUENT EVENTS (Note 14)

SHAREHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 5)	4,184	4,184

ADDITIONAL PAID-IN CAPITAL	15,149,504	14,931,204

ACCUMULATED OTHER COMPREHENSIVE LOSS	(110,686)	(111,871)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(15,571,436)	(15,442,034)
	(528,434)	(618,517)
	219,466	42,149

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
For the six months and three months ended October 31, 2010 and October 31, 2009 and the period from Inception to October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

				For the	For the
		For the	For the	three	three
		six months	six months	months	months
	Cumulative	ended	ended	ended	ended
	since	October 31,	October 31,	October 31,	October 31,
	inception	2010	2009	2010	2009

OPERATING EXPENSES	$	$	$	$	$

General and administration	7,536,630	125,301	330,360	60,034	216,229
Project expenses	9,077,029	-	12,104	-	6,650
Exploration Tax Credit	(605,716)	-	-	-	-
Amortization	177,065	4,101	5,494	2,060	2,818
Loss on sale/disposal of capital assets	5,904	-	-	-	-
Gain on sale of mining property (Note7)	(110,306)	-	(110,306)	-	-

TOTAL OPERATING EXPENSES	16,080,606	129,402	237,652	62,094	225,697

LOSS BEFORE INCOME TAXES	(16,080,606)	(129,402)	(237,652)	(62,094)	(225,697)

Income taxes recovery	509,170	-	-	-	-

NET LOSS	(15,571,436)	(129,402)	(237,652)	(62,094)	(225,697)

Loss per share – basic and diluted		(0.00)	(0.01)	(0.00)	(0.01)

Weighted average common shares outstanding		41,839,535	40,489,532	41,839,535	40,489,535

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Cash Flows
For the six month period ended October 31, 2010 and October 31, 2009 and the period from Inception to October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the six	For the six
		month period	month period
	Cumulative	ended	ended
	Since	October 31,	October 31,
	Inception	2010	2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(15,571,436)	(129,402)	(237,652)
Items not requiring an outlay of cash:
Amortization and impairment	177,065	4,101	5,494
Loss on sale/disposal of capital assets	5,904	-	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	772,826	-	-

Common shares issued for settlement of severance liability to ex-officer	113,130	-	-
Stock-based compensation	1,298,574	-	5,869
Compensation expense on issue of warrants	140,892	-	-
Issue of shares for professional services	875,023	-	-
Gain on sale of mining property	(110,306)	-	(110,306)
Issue of units against settlement of debts	20,077	-	-
Decrease (Increase) in prepaid expenses and other	(1,055)	(777)	52,168
Increase (Decrease) in accounts payable and accrued liabilities	344,160	(183,532)	57,475

NET CASH USED IN OPERATING ACTIVITIES	(11,747,021)	(309,610)	(226,952)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(222,309)	-	-
Investment in available for sale securities	(36,530)	-	-
Proceeds from sale of mining property	110,306	-	110,306

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(148,533)	-	110,306

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds (Repayments) from demand promissory notes	200,000	(102,000)	102,000
Proceeds from secured promissory note	375,000	375,000	-
Proceeds from convertible promissory notes converted	200,500	-	-

Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from subscription /issuance of units/shares – net	10,300,490	218,300	44,000
Proceeds from capital lease obligation	2,454	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,116,613	491,300	146,000

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(38,649)	(813)	699

NET INCREASE (DECREASE) IN CASH FOR THE QUARTER	182,410	180,877	30,053
Cash, beginning of period	-	1,533	9,349

CASH, END OF PERIOD	182,410	182,410	39,402
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

See condensed notes to the interim consolidated financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to October 31, 2010
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
From Inception to October 31, 2010
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
From Inception to October 31, 2010
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
From Inception to October 31, 2010
(Amounts expressed in US Dollars)

Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)
Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)
Balance as of April 30, 2008	28,990,440	2,899	13,984,853	-	(11,889,157)	(4,693,693)	196,474
Shares for property payment	476,189	48	58,839
Shares for property payment	6,838,906	684	187,916
Stock based compensation			31,858
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(282,694)	(282,694)
Net loss for the year					(3,017,265)	(3,017,265)	-
Balance as of April 30, 2009	40,489,535	4,049	14,866,470	-	(14,906,422)	(3,308,959)	(95,220)
Stock based compensation			5,869
Issuance of 1,100,000 shares for cash	1,100,000	110	43,890
Issuance of common shares for
professional services	250,000	25	14,975
Foreign currency translation						(16,651)	(16,651)
Net loss for the year					(535,612)	(535,612)	-

Balance as of April 30, 2010	41,839,535	4,184	14,931,204	-	(15,442,034)	(552,263)	(111,871)
Foreign currency translation						1,185	1,185
Stock subscriptions received			218,300
Net loss for the period					(129,402)	(129,402)
Balance as of October 31, 2010	41,839,535	4,184	15,149,504	-	(15,571,436)	(128,217)	(110,686)

See condensed notes to the interim consolidated financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

1.   BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended April 30, 2010. In the opinion of management, the accompanying interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at October 31, 2010 and April 30, 2010, the results of its operations for the six-month periods ended October 31, 2010 and October 31, 2009, and its cash flows for the six-month periods ended October 31, 2010 and October 31, 2009. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the six-month period ended October 31, 2010 are not necessarily indicative of results to be expected for the full year.

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

On August 31, 2010, the Company entered into an Agreement with Lance Capital Ltd. (“Lance”), an Ontario, Canada corporation, pursuant to which, among other things, Lance is assisting the Company in the settlement of certain debts of the Company and providing bridge financing. The efforts of Lance to settle or acquire all of the debts of Yukon Gold Corp. (“YGC”), the Company’s wholly owned Canadian subsidiary have not been successful and YGC has material obligations with creditors who have strongly indicated an unwillingness to settle. As neither YGC nor the Company has an ability to satisfy these material obligations, on October 6, 2010, the Company’s board of directors resolved to cause YGC to seek relief in a bankruptcy proceeding in Ontario, Canada where YGC is domiciled and instructed Lance to employ a trustee to proceed with the bankruptcy of YGC. Subsequent to the quarter ended October 31, 2010, on November 15, 2010 the Company’s wholly owned subsidiary, YGC declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
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

4.   PREPAID EXPENSES AND OTHER

Included in prepaid expenses and other is an amount of $11,743 (CDN$11,981) being Goods & Services tax receivable from the Federal Government of Canada.

5.   CAPITAL STOCK

a)	Authorized

150,000,000 of Common shares, $0.0001 par value.

b)	Issued

41,839,535 Common shares (41,839,535 at April 30, 2010).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
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

Six months ended October 31, 2010

On September 23, 2010 the Company accepted nine (9) subscriptions for a total of 87,320,400 shares at $.0025 per share for a total consideration of $218,300 through a non-brokered private placement. The proceeds of the private placement were being held in escrow pending the Company’s receipt of a certificate of Good Standing from the Delaware Secretary of State. On October 28, 2010 the Company was issued a certificate of Good Standing. Subsequent to the quarter ended October 31, 2010, on November 1, 2010 the balance of the proceeds of the private placement were released from escrow and transferred to the Company and on November 5, 2010 the shares were certificated and issued as directed by the subscription holders (see subsequent events note 14).

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
October 31, 2010
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

Six month period ended October 31, 2010

The company did not issue any stock options during the six month period ended October 31, 2010.

As of October 31, 2010 and April 30, 2010, there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the six month period ended October 31, 2010 was $nil.

Cancellation/Expiration/Forfeiture of Stock Options:

Year ended April 30, 2010

On June 24, 2009, 200,000 stock options held by a former officer were forfeited.

On August 4, 2009, 340,000 stock options held by a former director were forfeited.

On October 24, 2009, the Company cancelled 200,000 stock options held by a former officer.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6.   STOCK-BASED COMPENSATION-Cont’d

On December 15, 2009, 250,000 stock options held by a former director expired.

On January 5, 2010, 12,000 stock options held by an officer expired.

On January 19, 2010, 350,000 stock options held by a former director were forfeited.

On January 29, 2010, 400,000 stock options held by a former director were forfeited.

Cancellation/Expiration/Forfeiture of Stock Options:

For the six months ended October 31, 2010

On August 15, 2010, 62,500 stock options held by a consultant expired.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
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

If the payment is made to YGC within the 12-month anniversary of the Closing:	$112,723
(CDN$115,000)
(This payment was not made within the 12-month anniversary of the Closing.)

If the payment is made to YGC after the 12-month	$137,228
anniversary of the Closing but before the 24-month anniversary of the Closing:	(CDN$140,000)

If the payment is made to YGC after the 24-month	$161,733
anniversary of the Closing but before the 36-month anniversary of the Closing:	(CDN$165,000)

If the payment is made to YGC after the 36-month	$186,238
anniversary of the Closing but before the 48-month anniversary of the Closing:	(CDN$190,000)

If the payment is made to YGC after the 48-month anniversary of the Closing, it shall be increased by $24,505 (CDN$25,000) for each 12-month period following the 49-month anniversary of the Closing.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
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

On October 15, 2010, Lance Capital Ltd. (“Lance”) registered a lien against the Marg Property to secure a promissory note of the Company in the amount of $375,000 that was issued to Lance. The amount of the promissory note corresponds to the amount committed by Lance to fund expenses of the Company. Subsequent to the quarter ended October 31, 2010, on November 23, 2010, Lance issued a Notice of Default to the Company in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement dated August 31, 2010 between Lance, the Company and YGC and further, in accordance with the provision of Article 6, demanded payment in full of the entire amount of the $375,000 note plus accrued interest.

On August 10, 2010, the following agreement was terminated by mutual consent of the parties and the consultant and the Company signed an unconditional and absolute general release which terminated the Agreement dated August 28, 2009:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.    COMMITMENTS AND CONTINGENCIES – Cont’d

On October 1, 2009 the Company’s board of directors ratified a retainer agreement (the “Agreement”) dated August 28, 2009 with a Panamanian corporation (the “Consultant”) to provide certain exclusive advisory services for financing, acquisition, collaboration, product or services sales transactions and strategies, for a period of twelve (12) months (the “Term”) from the date of execution. If at any time during the Term the Company wished to terminate the exclusivity of the Consultant, the Company could give the Consultant ten (10) days prior written notice and pay the Consultant $200,000. The Agreement stated that a monthly cash fee of $50,000 and the Consultant’s out-of-pocket expenses would accrue and be payable only at such time as the Company secures a minimum of $5,000,000 in financing during the Term of the Agreement, at which time the total amount accrued would be due and payable in full without interest. In the event that the Company failed to timely pay any of the compensation, as defined in the Agreement, each shall bear interest at the rate of six percent (6%) until paid in full.

The Consultant had the right upon written notice to the Company of its election to receive gold or other minerals in lieu of cash prior to or concurrent with the closing of any financing transactions (“Financing Transactions”). Compensation payable in kind shall not bear any interest. If an acquisition or divestiture had been consummated during the Term of the Agreement or for a period of one (1) year thereafter, the Company was obligated to pay a transaction fee (“TF”) to the Consultant based on the following transaction values (“TVs”): (i) 5% TF up to and including $1,000,000 TVs, plus (ii) 4% TF on all TVs from $1,000,000 to $1,999,999, plus (iii) 3% TF on all TVs from $2,000,000 to $2,999,999, plus (iv) 2% on all TVs from $3,000,000 to $3,999,999, plus (v) 1% on all TVs from $4,000,000 to $4,999,999, plus (vi) 1% on all TVs equal to and exceeding $5,000,000. During the Term of the Agreement or for a period of one (1) year after termination, the Company would have paid the Consultant a finder’s fee equal to two percent (2%) of the total amount of each and every Financing Transaction successfully undertaken by the Company. In addition the Company was to have granted to the Consultant options to purchase that number of shares of the Company’s common stock determined by multiplying two percent (2%) equal to the total number of equity shares placed and/or issued, or if convertible debt, two percent (2%) of the number of common equity shares as if the convertible debt was converted at its earliest possible date. Such options were to be exercisable for a period of five (5) years at an exercise price equal to the five-day weighted average trading price (WATP) for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. In addition to the foregoing fees, the Company shall grant to the Consultant a fully-vested option (“Equity Fee”) to acquire a number of shares equal to eight and one-half percent (8.5%) of the total common shares issued and outstanding at the time of the execution of the Agreement. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. The number of stock options shall be subject to any and all adjustments of the common shares during the five-year exercise period. Upon the Company entering into any definitive agreement, during the Term, to acquire any properties/projects, as defined in the Agreement, an additional fully-vested performance option was to be granted to the Consultant to acquire a number of shares equal to eight and one-half percent (8.5%) of the then issued and outstanding common shares of the Company. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the execution of the definitive agreement. The number of performance options was to be subject to any and all adjustments of the common shares during the five-year exercise period. If any acquisition transaction was contemplated by the Company during the Term or for a period of one (1) year after the Company would grant to the Consultant the absolute right to participate, on a pro rata basis, in up to a ten percent (10%) interest in the Company’s acquisition.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8. COMMITMENTS AND CONTINGENCIES–Cont’d

The Consultant would also be responsible for all pro rata future development and operating costs of said acquisition when paid by the parties owning the other 90% interests. Notwithstanding anything within the Agreement to the contrary, any stock or equity-based compensation must be pre-cleared by the Toronto Stock Exchange (TSX). If any Financing Transaction(s) described in paragraphs 2 A and B of Schedule A to this Agreement are concluded during the Term, or for a period of one (1) year thereafter, provided such Financing Transaction(s) results from parties identified in writing by the Consultant in performing the Services, the Company will pay to the Consultant, or a designee of the Consultant, the following: (i) with respect to any equity financing, a cash fee equal to seven percent (7%) of the total amount of the Financing Transaction (gross proceeds, without offset for costs or fees), (ii) with respect to any debt financing, a cash fee equal to four percent (4%) of the total amount of such Financing Transaction (gross proceeds, without offset for costs or fees), and (iii) in addition, upon the completion of any Financing Transaction of the Company or its, parents, subsidiaries or affiliates, the Company shall grant to the Consultant the right and option to purchase that number of shares, units or interests in the Company determined by dividing five percent (5%) of the amount of the Financing Transaction by an amount equal to equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the payment of Yukon Gold Corporation stock options. Such rights shall be exercisable, for a period of five (5) years, from date of issue and shall possess “most favored nation” registration rights, i.e., registration rights equal to the best/most favorable rights/treatment of any issued/outstanding registration rights provisions applicable to any securities of the Company, specifically including, but not limited to demand and “piggy back” registration rights, including the right to include such shares in any offering undertaken by the Company, i.e., “tag-along” rights. Such Fee shall be paid by the Company to the Consultant within ten (10) calendar days after the closing of each Financing Transaction, or, if such Financing Transaction closes in several tranches, within ten (10) calendar days after the closing of each tranche, until paid in full.

Subsequent to the period covered by this report, on November 18, 2010 the Company and the consultant signed an unconditional and absolute general release which terminated the following Agreement:

On October 1, 2009 the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement stated that the Consultant would receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement. The Consultant was entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of the Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of the Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant would be reimbursed for all traveling and other actual legitimate expenses. The Agreement was for a three month minimum term and could be extended by the mutual agreement of both parties in writing. On December 20, 2009 the agreement terminated and the Consultant was not successful in raising any financing. No services were provided under this agreement. The Company considered the agreement not consummated and did not issue the shares for that reason but the Company did expense the cost at fair value. The Company reversed the expense of the cost of the 450,000 shares at fair value during the period ended October 31, 2010.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8. COMMITMENTS AND CONTINGENCIES-Cont’d

On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. During the employment term, the Company was to pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary was to be deferred and was to accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary was to be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but could be further deferred at the Employee’s discretion. In the event that this Agreement was terminated for any reason, the Employee would be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further stated that the Employee immediately was to be awarded 250,000 shares of the Company’s common stock, which were issued in the last quarter of the year ended April 30, 2010. The Employee acknowledged that such shares would be “restricted shares” subject to limitations on re-sale. The Employee further acknowledged that he would be considered as affiliate for purposes of Rule 144. The Company agreed to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options could be awarded to the Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company were to agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee could terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company could terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits.

In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) would be paid to the Employee if this Agreement was terminated by the Company at any time prior to the second anniversary of the date of this Agreement. On August 9, 2010 the Employee and the Company mutually agreed to terminate their Agreement without notice. The Employee permitted the assignment of all amounts owed to the Employee by the Company to Lance Capital Ltd. Due to limited activity in the Company Mr. Douglas Oliver further agreed to stay on as a director and Chief Executive Officer without compensation.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8. COMMITMENTS AND CONTINGENCIES-Cont’d

On October 26, 2009, the Company entered into a letter agreement (the “Agreement”) with a former officer to act as a consultant providing accounting and administration services for $1,960 (CDN$2,000) per month and to warehouse the Company records for $490 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the Agreement. On August 31, 2010, the consultant agreed to termination of the Agreement without notice and further agreed to accept $8,822 (CDN$9,000) as full payment for services rendered under the Agreement to be paid within 30 days. Lance Capital Ltd. agreed to advance the funds to the Company to cover this payment. The Company paid $8,822 (CDN$9,000) to the consultant on October 14, 2010.

The Company’s subsidiary YGC has been served an Ontario Court order to pay a penalty for $117,759 (CDN $120,138) for early termination of its office lease. The Company’s former landlord had made the said claim in the Ontario Superior Court of Justice. On June 17, 2010, the subsidiary’s financial institution remitted $1,271 (CDN$1,307) to the Ontario Superior Court of Justice being the balance of funds in YGC’s bank account.

On October 1, 2010, the Company entered into a consulting agreement (the “Agreement”) with Lance Capital Ltd. (the “Consultant”) to provide administrative and other services for $7,500 per month. The Company further agreed to reimburse the Consultant for all expenses incurred with respect to the operation of the administration of the Company provided that these expenses are incurred in substantial accordance with monthly and annual budgets to be prepared by the Consultant and approved by the Board of Directors of the Company from time to time. The term of this Agreement is one (1) year and automatically renews from year to year unless terminated upon 30 days prior written notice by either party.

9. RELATED PARTY TRANSACTIONS

Six month period ended October 31, 2010

The Company and its subsidiary expensed a total of $nil in consulting fees and wages to three Company Directors, and $69,569 to two of its officers.

No director or officer exercised stock options during the six month period ended October 31, 2010.

Six month period ended October 31, 2009

The Company and its subsidiary expensed a total of $nil in consulting fees and wages to three Company Directors, and $4,593 to two of its officers.

No director or officer exercised stock options during the six month period ended October 31, 2009.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

10. DEMAND LOAN FROM DIRECTOR

The Company received loans for $64,500 on September 21, 2009, $37,500 on October 5, 2009, $8,000 on June 28, 2010, and $7,798 on July 20, 2010 for a total of $117,798 from a director of the Company. The Company issued Promissory Notes to the director which carried simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon was payable on demand by the holder of the Promissory Notes, but no later than three years from the date of the loan. On August 6, 2010 the Company received a loan for $9,900 from this same director of the Company. The Company issued a Promissory Note to the director which carried simple interest at the rate of seven percent (7%) of the outstanding principal balance per annum. The entire principal balance outstanding and any interest thereon was payable on demand by the holder of the Promissory Note, but no later than three years from the date of the loan. On August 10, 2010, the director assigned all of the demand loans including interest and expenses owed to the director to Lance Capital Ltd.

11. SECURED CONVERTIBLE PROMISSORY NOTE

On August 31, 2010, Yukon Gold Corporation, Inc. (the “Company”) and Lance Capital Ltd. (“Lance”), an Ontario, Canada company entered into a Note Purchase and Security Agreement (the “Agreement”) pursuant to which the Company issued to Lance a Secured Convertible Promissory Note (the “Note”) with a face amount of $375,000, bearing interest at 5% per annum and convertible into common shares of the Company at a conversion rate of $0.0025 per share. The Note matures on December 31, 2011. The Note is secured by a first lien and security interest in the Marg Property, a group of mineral claims located in the Mayo Mining District of the Yukon Territory, Canada (the “Marg Property”). The Agreement was completed October 15, 2010 upon registration of the lien. The Marg Property is owned by the Company’s wholly-owned Canadian subsidiary Yukon Gold Corp. (“YGC”).

The Note was issued by the Company to Lance as consideration for: (i) the assumption by Lance of certain of the Company’s obligations to three creditors which amounts were settled with Lance for $356,835 plus (ii) a loan from Lance to the Company of $18,165 to cover certain ongoing expenses of the Company. This Note totaling $375,000 replaces the payables assumed by Lance and the loan of $18,165.

During the quarter ended October 31, 2010 the Company accrued interest on the note in the amount of $3,185.

Subsequent to the quarter ended October 31, 2010, on November 15, 2010, the Company’s wholly owned subsidiary, Yukon Gold Corp., declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed Schwartz Levitsky Feldman Inc. as trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed in the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division. On November 23, 2010, Lance Capital Ltd. issued a Notice of Default to the Company in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement dated August 31, 2010 between Lance Capital Ltd., the Company and YGC and further, in accordance with the provision of Article 6, demanded payment in full of the entire amount of the $375,000 note plus accrued interest.

12. BANKRUPTCY OF YUKON GOLD CORP.

During the quarter ended October 31, 2010 the efforts of Lance Capital Ltd. (“Lance”) to settle or acquire all of the debts of Yukon Gold Corp. (“YGC”), the Company’s wholly owned Canadian subsidiary have not been successful and YGC has material obligations with creditors who have strongly indicated an unwillingness to settle. As neither YGC nor the Company has an ability to satisfy these material obligations, on October 6, 2010, the Company’s board of directors resolved to cause YGC to seek relief in a bankruptcy proceeding in Ontario, Canada where YGC is domiciled and instructed Lance to employ a trustee to proceed with the bankruptcy of YGC.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

12. BANKRUPTCY OF YUKON GOLD CORP.-Cont’d.

Subsequent to the quarter ended October 31, 2010, on November 15, 2010, the Company’s wholly owned subsidiary, Yukon Gold Corp., declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed a trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed in the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division.

13. CHANGES IN OFFICERS

On September 2, 2010, the Company’s board of directors accepted the resignation of Rakesh Malhotra as Chief Financial Officer effective September 1, 2010. There were no material disagreements between Mr. Malhotra, the Company or its board with respect to the Company’s operations or public disclosures.

On September 2, 2010, the Company’s board of directors appointed Mrs. Kathy Chapman, Chief Financial Officer and Corporate Secretary of the Company. Mrs. Chapman is also the Corporate Secretary of YGC.

On September 15, 2010, the Company’s board of directors appointed Ms. Joanne Hughes, Vice President, Operations of the Company.

14. SUBSEQUENT EVENTS

On November 1, 2010 the Company’s board of directors passed a resolution to acquire equipment from a third party for a total consideration of $30,000. The Company paid the $30,000 on November 2, 2010.

On November 3, 2010 the Company accepted one (1) subscription for 12,000,000 shares at $.0025 per share for a total consideration of $30,000 through a non-brokered private placement and the shares were certificated on November 5, 2010.

On November 5, 2010 the Company issued 87,320,400 shares against subscriptions received during the quarter ended October 31, 2010 for $218,300.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Consolidated Financial Statements
October 31, 2010
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

14. SUBSEQUENT EVENTS-Cont’d

On November 15, 2010, the Company’s wholly owned subsidiary, Yukon Gold Corp., declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed Schwartz Levitsky Feldman Inc. as trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed in the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division.

On November 18, 2010, the Company and a consultant signed an unconditional and absolute general release which terminated the agreement dated September 20, 2009.

On November 23, 2010, Lance Capital Ltd. issued a Notice of Default to the Company in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement dated August 31, 2010 between Lance Capital Ltd., the Company and the Company’s wholly-owned subsidiary, Yukon Gold Corp., and further, in accordance with the provision of Article 6, demanded payment in full of the entire amount of the $375,000 note plus accrued interest.

On December 1, 2010, 325,000 stock options held by a former officer expired.

On December 2, 2010, a meeting of the creditors of the Company’s wholly-owned subsidiary, Yukon Gold Corp., was held in Toronto, Ontario, Canada.

On December 13, 2010, 250,000 stock options held by a director expired.

On December 13, 2010, 76,000 stock options held by a former officer expired.

On December 13, 2010, 88,000 stock options held by an officer expired.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION
FOR THE SIX MONTH PERIOD
ENDED OCTOBER 31, 2010

Discussion of Operations & Financial Condition

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at October 31, 2010, we had accumulated losses of $15,571,436. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the year has been its effort to re-structure its obligations, settle debt and raise additional capital to meet its administrative expenses and pursue its exploration activities. We are working urgently to obtain additional financing, which may entail the acquisition of additional properties in order to attract such financing.

As of August 31, 2010, the Company engaged Lance Capital Ltd. (“Lance”), an Ontario company, to assist it with the re-structuring of its obligations and to assist in securing additional equity financing. The Company’s contractual arrangement with Lance Capital Ltd. (“Lance”) is described below in “Contractual Obligations and Commercial Commitments.” As part of that agreement, Lance agreed to advance funds to creditors of the Company in exchange for a Convertible Promissory Note of the Company in the amount of $375,000 which is secured by a lien on the Marg Property, which is owned by the Company’s wholly-owned subsidiary, Yukon Gold Corp (“YGC”). In its sole discretion, Lance may continue to fund operating expenses of the Company for a limited period of time while it explores the feasibility of private placement or other financing for the Company. In the event that Lance exercises its option to convert the Convertible Promissory Note issued by the Company into Shares, Lance would become the principal shareholder of the Company and would effectively control the Company.

Shortly after YGC filed for bankruptcy protection in Ontario, and subsequent to the quarter ended October 31, 2010, Lance issued a Notice of Default to the Company in accordance with the provisions the Note Purchase and Security Agreement dated August 31, 2010 among Lance, the Company and YGC. Lance demanded full payment of the $375,000 note plus accrued interest. As of the date of this report, Lance has taken no further action and continues to pursue resolution of the Company’s obligations with its creditors and private placement financing.

SELECTED INFORMATION

	Three months	Three months
	ended	ended
	October 31,2010	October 31,2009

Revenues	Nil	Nil
Net Loss	$62,094	$225,697
Loss per share-basic and diluted	$(0.00)	$(0.01)

	Six months	Six months
	ended	ended
	October 31, 2010	October 31,2009

Revenues	Nil	Nil
Net Loss	$129,402	$237,652
Loss per share-basic and diluted	$(0.00)	$(0.01)

	As at	As at
	October 31, 2010	April 30, 2010

Total Assets	$219,466	$42,149
Total Liabilities	$747,900	$660,666
Cash dividends declared per share	Nil	Nil

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

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the six months ended October 31, 2010 is general and administrative expense of $125,301 as compared to $330,360 for the six months ended October 31, 2009. General and administrative expenses have decreased substantially during the period ended October 31, 2010 as compared to the period ended October 31, 2009 due to efforts by management to reduce costs.

(b) Project Expense

Included in operating expenses for the six months ended October 31, 2010 is project expenses of $nil as compared with $12,104 for the six months ended October 31, 2009. The Company has incurred little or no project expenses during these periods due to lack of funding.

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

On May 21, 2009, the Company, through its wholly owned subsidiary, YGC, sold its interest in the Mount Hinton Property to the Hinton Syndicate. YGC retained a 2% NSR on the property sold with the following provisions and rights. Such 2% NSR may be terminated at any time by payment to YGC of the following:

If the payment is made to YGC within the 12-month anniversary of the Closing: (This payment was not made within the 12-month anniversary of the Closing.)	$112,723 (CDN$115,000)

If the payment is made to YGC after the 12-month anniversary of the Closing but before the 24-month anniversary of the Closing:	$137,228 (CDN$140,000)

If the payment is made to YGC after the 24-month anniversary of the Closing but before the 36-month anniversary of the Closing:	$161,733 (CDN$165,000)

If the payment is made to YGC after the 36-month anniversary of the Closing but before the 48-month anniversary of the Closing:	$186,238 (CDN$190,000)

If the payment is made to YGC after the 48-month anniversary of the Closing, it shall be increased by $24,505 (CDN$25,000) for each 12-month period following the 49-month anniversary of the Closing

Calculation and payment of the NSR are as follows:

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

(d) provided: (i) that where a cost or expense otherwise constituting a Permissible Deduction is incurred by the Payor in a transaction with a party with whom it is not dealing at arm’s length (as that term is defined in the Income Tax Act (Canada)), such costs or expenses may be deducted, but only as to the lesser of the actual cost incurred by the Payor and the fair market value thereof considering the time of such transaction and under all the circumstances thereof; and (ii) transportation costs and milling costs at another site, prior to the smelting and refining shall not be included in the definition of Permissible Deductions.

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

Exploration

During the year ended April 30, 2009, the Company completed its acquisition of the Marg Property and currently owns it outright. The Marg Property consists of 402 contiguous mineral claims covering approximately 20,000 acres. Access to the claim group is possible either by helicopter, based in Mayo, Yukon Territory, Canada, located approximately 80 km to the southwest or by small aircraft to a small airstrip located near the Marg deposit. A 50 kilometer winter road from Keno City to the property boundary was completed in 1997. The camp site on the property provides accommodation for up to 12 people. Presently the hydroelectric power grid terminates at Keno City some 50km to the southwest and water is available from the Keno Ladue River, which flows through the property. The Company on August 31, 2010 granted Lance Capital Ltd. a security interest of $375,000 registered against the Marg Property on October 15, 2010. The Company also credited the Company’s wholly-owned subsidiary, Yukon Gold Corp., (“YGC”) with an equal amount of the amount owed to the Company. Subsequent to the quarter ended October 31, 2010, on November 15, 2010 the Company’s wholly owned subsidiary Yukon Gold Corp. declared bankruptcy. On November 23, 2010 Lance Capital Ltd. issued a Notice of Default to the Company in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement dated August 31, 2010 between Lance Capital Ltd., the Company and YGC and further, in accordance with the provision of Article 6, demanded payment in full of the entire amount of the $375,000 note plus accrued interest.

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

		October 31, 2010	October 31, 2009

Cash and cash equivalent		$182,410	$39,402
Working capital deficit		$(552,020)	$(354,043)
Cash used in operating activities		$(309,610)	$(226,952)
Cash provided (used) in investing activities	$	Nil	$110,306
Cash provided in financing activities		$491,300	$146,000

As at October 31, 2010 the Company had working capital deficit of $552,020 as compared to a working capital deficit of $354,043 in the previous period. During the current period the Company received a demand loan of $9,900 carrying interest of 7% per annum from a director of the Company.

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of October 31, 2010 and April 30, 2010.

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

On October 15, 2010 Lance Capital Ltd. (“Lance”) registered a lien against the Marg Property to secure a promissory note of the Company in the amount of $375,000 that was issued to Lance. The amount of the promissory note corresponds to the amount committed by Lance to fund expenses of the Company. Subsequent to the quarter ended October 31, 2010, on November 23, 2010 Lance Capital Ltd. issued a Notice of Default to the Company in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement dated August 31, 2010 between Lance Capital Ltd., the Company and the Company’s wholly-owned subsidiary, Yukon Gold Corp., and further, in accordance with the provision of Article 6, demanded payment in full of the entire amount of the $375,000 note plus accrued interest.

On August 10, 2010, the following agreement was terminated by mutual consent of the parties and the consultant and the Company signed an unconditional and absolute general release which terminated the Agreement dated August 28, 2009;

On October 1, 2009 the Company’s board of directors ratified a retainer agreement (the “Agreement”) dated August 28, 2009 with a Panamanian corporation (the “Consultant”) to provide certain exclusive advisory services for financing, acquisition, collaboration, product or services sales transactions and strategies, for a period of twelve (12) months (the “Term”) from the date of execution. If at any time during the Term the Company wishes to terminate the exclusivity of the Consultant, the Company will give the Consultant ten (10) days prior written notice and pay the Consultant $200,000. The Agreement stated that a monthly cash fee of $50,000 and the Consultant’s out-of-pocket expenses would accrue and be payable only at such time as the Company secures a minimum of $5,000,000 in financing during the Term of this agreement at which time the total amount accrued shall be due and payable in full without interest. In the event that the Company fails to timely pay any of the compensation, as defined in the Agreement, each shall bear interest at the rate of six percent (6%) until paid in full. The Consultant has the right upon written notice to the Company of its election to receive gold or other minerals in lieu of cash prior to or concurrent with the closing of any financing transactions (“Financing Transactions”). Compensation payable in kind shall not bear any interest. If an acquisition or divestiture has been consummated during the Term of the Agreement or for a period of one (1) year thereafter, the Company was obligated to pay a transaction fee (“TF”) to the Consultant based on the following transaction values (“TVs”): (i) 5% TF up to and including $1,000,000 TVs, plus (ii) 4% TF on all TVs from $1,000,000 to $1,999,999, plus (iii) 3% TF on all TVs from $2,000,000 to $2,999,999, plus (iv) 2% on all TVs from $3,000,000 to $3,999,999, plus (v) 1% on all TVs from $4,000,000 to $4,999,999, plus (vi) 1% on all TVs equal to and exceeding $5,000,000. During the Term of the Agreement or for a period of one (1) year after termination, the Company would have paid the Consultant a finder’s fee equal to two percent (2%) of the total amount of each and every Financing Transaction successfully undertaken by the Company. In addition the Company was to have granted to the Consultant options to purchase that number of shares of the Company’s common stock determined by multiplying two percent (2%) equal to the total number of equity shares placed and/or issued, or if convertible debt, two percent (2%) of the number of common equity shares as if the convertible debt was converted at its earliest possible date. Such options were to be exercisable for a period of five (5) years at an exercise price equal to the five-day weighted average trading price (WATP) for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. In addition to the foregoing fees, the Company shall grant to the Consultant a fully-vested option (“Equity Fee”) to acquire a number of shares equal to eight and one-half percent (8.5%) of the total common shares issued and outstanding at the time of the execution of the Agreement. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the granting of the Company’s stock options. The number of stock options shall be subject to any and all adjustments of the common shares during the five-year exercise period. Upon the Company entering into any definitive agreement, during the Term, to acquire any properties/projects, as defined in the Agreement, an additional fully-vested performance option was to be granted to the Consultant to acquire a number of shares equal to eight and one-half percent (8.5%) of the then issued and outstanding common shares of the Company. Such options shall be exercisable for a period of five (5) years at an exercise price equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the execution of the definitive agreement. The number of performance options was to be subject to any and all adjustments of the common shares during the five-year exercise period. If any acquisition transaction was contemplated by the Company during the Term or for a period of one (1) year after the Company would grant to the Consultant the absolute right to participate, on a pro rata basis, in up to a ten percent (10%) interest in the Company’s acquisition. The Consultant would also be responsible for all pro rata future development and operating costs of said acquisition when paid by the parties owning the other 90% interests. Notwithstanding anything within the Agreement to the contrary, any stock or equity-based compensation must be pre-cleared by the Toronto Stock Exchange (TSX). If any Financing Transaction(s) described in paragraphs 2 A and B of Schedule A to this Agreement are concluded during the Term, or for a period of one (1) year thereafter, provided such Financing Transaction(s) results from parties identified in writing by the Consultant in performing the Services, the Company will pay to the Consultant, or a designee of the Consultant, the following: (i) with respect to any equity financing, a cash fee equal to seven percent (7%) of the total amount of the Financing Transaction (gross proceeds, without offset for costs or fees), (ii) with respect to any debt financing, a cash fee equal to four percent (4%) of the total amount of such Financing Transaction (gross proceeds, without offset for costs or fees), and (iii) in addition, upon the completion of any Financing Transaction of the Company or its, parents, subsidiaries or affiliates, the Company shall grant to the Consultant the right and option to purchase that number of shares, units or interests in the Company determined by dividing five percent (5%) of the amount of the Financing Transaction by an amount equal to equal to the five-day WATP for the five (5) consecutive trading days immediately prior to the payment of Yukon Gold Corporation stock options. Such rights shall be exercisable, for a period of five (5) years, from date of issue and shall possess “most favored nation” registration rights, i.e., registration rights equal to the best/most favorable rights/treatment of any issued/outstanding registration rights provisions applicable to any securities of the Company, specifically including, but not limited to demand and “piggy back” registration rights, including the right to include such shares in any offering undertaken by the Company, i.e., “tag-along” rights. Such Fee shall be paid by the Company to the Consultant within ten (10) calendar days after the closing of each Financing Transaction, or, if such Financing Transaction closes in several tranches, within ten (10) calendar days after the closing of each tranche, until paid in full.

Subsequent to the period covered by this report, on November 18, 2010 the Company and the consultant signed an unconditional and absolute general release which terminated the following Agreement:

On October 1, 2009, the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement states that the Consultant will receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement The Consultant is entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of this Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of this Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant will be reimbursed for all traveling and other actual legitimate expenses. The Agreement is for a three month minimum term and may be extended by the mutual agreement of both parties in writing. On December 20, 2009 the agreement terminated and the Consultant was not successful in raising any financing. No services were provided under this agreement. The Company considered the agreement not consummated and did not issue the shares for that reason but the Company did expense the cost at fair value. The Company reversed the expense of the cost of the 450,000 shares at fair value during the period ended October 31, 2010.

On September 28, 2009, the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. During the employment term, the Company was to pay the Employee a base salary at the annual rate of one hundred and eighty thousand ($180,000) dollars per year ("Base Salary"). Half of the Employee’s Base Salary was to be deferred and was to accrue interest at the LIBOR rate plus five percent (5%). Deferred Base Salary was to be payable to the Employee with interest no sooner than the Cerro Quema gold project entering production but could be further deferred at the Employee’s discretion. In the event that this Agreement was terminated for any reason, the Employee would be entitled to all deferred Base Salary, with interest, to be paid within three (3) months of such termination. The Agreement further stated that the Employee immediately was to be awarded 250,000 shares of the Company’s common stock, which were issued in the last quarter of the year ended April 30, 2010. The Employee acknowledged that such shares would be “restricted shares” subject to limitations on re-sale. The Employee further acknowledged that he would be considered as affiliate for purposes of Rule 144. The Company agreed to register such shares as part of any registration statement it files under the Securities Act of 1933. Additional stock options could be awarded to the Employee based upon the Company’s achieving certain production goals and in accordance with the Company’s 2006 Stock Option Plan. Employee and the Company were to agree upon the goals and option amounts within two (2) months of the execution of this Agreement. As of the date of these statements, the option amounts were not agreed upon. The Employee could terminate employment at any time after providing forty-five (45) days’ prior written notice to the Company. The Company could terminate the Employee's employment without cause at any time after providing written notice to Employee and paying all unpaid salaries and benefits.

In addition, an amount equal to twelve (12) months of Base Salary (at the rate in effect as of the date of the Employee’s termination without cause) would be paid to the Employee if this Agreement was terminated by the Company at any time prior to the second anniversary of the date of this Agreement. On August 9, 2010 the Employee and the Company mutually agreed to terminate their Agreement without notice. The Employee permitted the assignment of all amounts owed to the Employee by the Company to Lance Capital Ltd. Due to limited activity in the Company Mr. Douglas Oliver further agreed to stay on as a director and Chief Executive Officer without compensation.

On October 26, 2009, the Company entered into a letter agreement (the “Agreement”) with a former officer to act as a consultant providing accounting and administration services for $1,945 (CDN$2,000) per month and to warehouse the Company records for $486 (CDN$500) per month. The Company further agreed to reimburse the consultant for any out of pocket expenses and that either party may give 30 days notice in writing of their intention to terminate the Agreement. On August 31, 2010, the consultant agreed to termination of the Agreement without notice and further agreed to accept $8,822 (CDN$9,000) as full payment for services rendered under the Agreement to be paid within 30 days. Lance Capital Ltd. agreed to advance the funds to the Company to cover this payment. The Company paid $8,822 (CDN$9,000) to the consultant on October 14, 2010.

The Company’s subsidiary YGC has been served an Ontario Court order to pay a penalty for $117,759 (CDN $120,138) for early termination for its office lease. The prior landlord had made the said claim in the Ontario Superior Court of Justice. On June 17, 2010 the Company’s subsidiary’s financial institution remitted $1,271 (CDN$1,307) to the Ontario Superior Court of Justice being the balance of funds in YGC’s bank account.

On October 1, 2010, the Company entered into a consulting agreement (the “Agreement”) with Lance Capital Ltd. (the “Consultant”) to provide administrative and other services for $7,500 per month. The Company further agreed to reimburse the Consultant for all expenses incurred with respect to the operation of the administration of the Company provided that these expenses are incurred in substantial accordance with monthly and annual budgets to be prepared by the Consultant and approved by the Board of Directors of the Company from time to time. The term of this Agreement is one (1) year and automatically renews from year to year unless terminated upon 30 days prior written notice by either party.

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

Change in Corporate Office

On August 23, 2010 the Company moved its corporate offices to 1226 White Oaks Blvd, Suite 10A, Oakville, Ontario L6H 2B9 Canada.

Change in Transfer Agent

On September 2, 2010, the Company’s board of directors appointed Olde Monmouth Stock Transfer Co., Inc. to replace Equity Transfer & Trust Company as the Company’s transfer agent. The Company had no disagreements with the services provided by Equity Transfer & Trust Company. The transfer of records was completed on September 15, 2010. Our new transfer agent’s address is:

Olde Monmouth Stock Transfer Co., Inc.
200 Memorial Parkway
Atlantic Highlands, NY 07716

Tel: 732-872-2727

Changes in Officers

On September 2, 2010 the Company’s board of directors accepted the resignation of Rakesh Malhotra as Chief Financial Officer effective September 1, 2010. There were no material disagreements between Mr. Malhotra, the Company or its board with respect to the Company’s operations or public disclosures.

On September 2, 2010, the Company’s board of directors appointed Mrs. Kathy Chapman, Chief Financial Officer and Corporate Secretary of the Company. Mrs. Chapman is also the Corporate Secretary of YGC. Mrs. Chapman has over 30 years of experience in internal accounting and administration and 13 years of experience in public company disclosure in the United States and Canada. Mrs. Chapman also is employed by Lance Capital Ltd. Lance does not have any relationship with the Company, except as described above. Mrs. Chapman also owns and operates an award winning bed and breakfast establishment in Paris, Ontario, which she has managed since July, 2000. Since 2008 she has been the Co-Chair of Women in Mining Toronto Branch, based in Toronto, Canada. The focus of this group is to assist women in pursuing careers in the mining sector through mentorship, job opportunities and networking venues. On November 4, 2010 Mrs. Chapman was elected to the board of directors of Women In Mining Canada.

On September 15, 2010, Joanne Hughes of Burlington, Ontario, was appointed Vice President, Operations of the Company. Ms. Hughes has over 20 years of experience in the areas of corporate administration and regulatory compliance. Ms. Hughes also served as an officer of another exploration stage mining company in the United States. Ms. Hughes is employed by Lance Capital Ltd. and provides legal and administrative support to the Company and its clients. Prior to joining the team at Lance Capital Ltd. in 2006, Ms. Hughes spent 10 years as an executive assistant to the CEO, CFO and internal counsel of a publicly held Canadian corporation.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Company's management, with the participation of the principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as at October 31, 2010. Based on such evaluation, the principal executive officer and principal financial officer of the Company, respectively, have concluded that, as of the end of the current quarter, the Company's disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 17, 2010 the Company’s bank received a Notice of Garnishment from the Ontario Superior Court of Justice, Canada, dated June 15, 2010, in the amount of $117,759 (CDN$120,138) with the Company’s former landlord named as the creditor, the Company’s wholly owned Canadian subsidiary (YGC) named as the debtor, and the Company’s bank as the garnishee. On June 17, 2010 our subsidiary’s bank remitted $1,271 (CDN$1,307) to the Ontario Superior Court of Justice, being the balance of funds in YGC’s bank account. YGC did not have the funds to fully settle the Notice of Garnishment. It is possible that one or more other creditors of YGC will bring an action to enforce a debt.

Item 1A. RISK FACTORS

1.	THE COMPANY IS RELYING ON A THIRD PARTY TO SETTLE OUTSTANDING DEBTS AND RETURN THE COMPANY’S BUSINESS TO ECONOMIC VIABILITY.

As of August 31, 2010, the Company and Lance Capital Ltd, an Ontario company (“Lance”), entered into an agreement pursuant to which Lance is engaged in efforts to resolve outstanding obligations of the Company and raise working capital for the Company. In its sole discretion, Lance may continue to fund operating expenses of the Company for a limited period of time while it explores the feasibility of private placement or other financing for the Company. Under the terms of the Agreement Lance was issued a Convertible Promissory Note in the amount of $375,000 secured by the Marg Property owned by Yukon Gold Corp., the Company’s wholly-owned subsidiary. In the event that Lance exercises its option to convert the Convertible Promissory Note issued by the Company into Shares, Lance would become the principal shareholder of the Company and would effectively control the Company. There is no assurance that Lance will be successful in its efforts to reorganize the Company’s affairs.

2.	WE HAVE NO WORKING CAPITAL AND MAY NOT BE ABLE TO CONTINUE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS AND THE REQUIREMENTS OF THE EXCHANGES ON WHICH OUR SHARES TRADE.

Yukon Gold has no working capital to maintain its ongoing operations, to prepare and file regular reports required to meet the disclosure requirements of the Securities and Exchange Commission or the Ontario Securities Commission or to meet the requirements of the exchanges on which our stock trades. On August 26, 2009, the Toronto Stock Exchange ("TSX"), announced the de-listing of the Company’s common shares, effective at the close of the market on September 25, 2009. The decision was based upon the Company’s failure to meet multiple listing requirements of TSX. On November 2, 2009 the Company’s common shares began trading on the NEX exchange. Effective at the close of business on April 7, 2010, and in accordance with NEX Policy, section 15, the common shares of Yukon Gold were delisted from NEX, for failure to pay their NEX Listing Maintenance Fee. The Company continues to trade on OTCBB. We run the risk of being de- listed on all exchanges in which our stock currently trades.

3.	WE MAY HAVE TO PURCHASE ADDITIONAL MINERAL PROPERTIES TO SECURE FINANCNG AND REMAIN VIABLE.

Yukon Gold must immediately secure additional financing to remain viable. Management of Yukon Gold believes that we must identify and purchase new mineral properties in order to obtain such financing.

4.	WE DO NOT HAVE REVENUE PRODUCING BUSINESS.

Yukon Gold has rights in certain mineral claims located in the Yukon Territory, Canada. To date we have done limited exploration of the property covered by our mineral claims. We do not have a mine or a mining business of any kind. As of the date of this report, our principal mining claims, known as the Marg Property, have been pledged to secure a debt of the Company. Unless the Company raises additional equity capital, it is likely that we will lose our primary claim asset.

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

On August 31, 2010 the Company entered into an Agreement with Lance Capital Ltd. (“Lance”) an Ontario, Canada corporation regarding the settlement of certain debts of the Company. Lance is continuing to assist the Company with financing going forward as more particularly described in Item 5 Other Information.

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

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

On November 1, 2010, the Company’s board of directors passed a resolution to acquire equipment from a third party for a total consideration of $30,000. The Company paid the $30,000 on November 2, 2010.

On November 3, 2010, the Company accepted one (1) subscription for 12,000,000 shares at $.0025 per share for a total consideration of $30,000 through a non-brokered private placement and the shares were certificated on November 5, 2010.

On November 5, 2010, the Company issued 87,320,400 shares against subscriptions received during the quarter ended October 31, 2010 for $218,300.

On November 15, 2010, the Company’s wholly owned subsidiary, Yukon Gold Corp., declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed Schwartz Levitsky Feldman Inc. as trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed in the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division.

On November 18, 2010, the Company and a consultant signed an unconditional and absolute general release which terminated the agreement dated September 20, 2009.

On November 23, 2010, Lance Capital Ltd. issued a Notice of Default to the Company in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement dated August 31, 2010 between Lance Capital Ltd., the Company and Yukon Gold Corp. the Company’s wholly owned subsidiary, and further in accordance with the provision of Article 6 demanded payment in full of the entire amount of the $375,000 note plus interest.

On December 1, 2010, 325,000 stock options held by a former officer expired.

On December 2, 2010, a meeting of the creditors of the Company’s wholly-owned subsidiary, Yukon Gold Corp., was held in Toronto, Ontario, Canada.

On December 13, 2010, 250,000 stock options held by a director expired.

On December 13, 2010, 76,000 stock options held by a former officer expired.

On December 13, 2010, 88,000 stock options held by an officer expired.

Item 6. EXHIBITS & REPORTS ON FORM 8-K

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Current Report on Form 8-K, “Item 1.01: Entry into a Material Definitive Agreement” dated August 31, 2010.

Current Report on Form 8-K, “Item 5.02: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” dated September 15, 2010.

Current Report on Form 8-K, “Item 3.02: Unregistered Sales of Equity Securities” dated November 3, 2010.

Current Report on Form 8-K, “Item 8.01: Other Events” dated November 15, 2010.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Douglas Oliver
Dated: December 14, 2010	Douglas Oliver
Chief Executive Officer

By: /s/ Kathy Chapman
Kathy Chapman
Chief Financial Officer