Form 10-Q
period 2011-01-31
YUKON GOLD CORP INC
filed 2011-03-17
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

The number of shares of registrant’s common stock outstanding as of January 31, 2011 was 141,159,935.

PART I – FINANCIAL INFORMATION

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
INTERIM FINANCIAL STATEMENTS
JANUARY 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Page No.
Interim Balance Sheets as at January 31, 2011 and April 30, 2010.	F-2 to F3
Interim Statements of Operations for the nine months and three months ended January 31, 2011 and January 31, 2010 and the period from Inception to January 31, 2011.	F-4
Interim Statements of Cash Flows for the nine months ended January 31, 2011 and January 31, 2010 and the period from Inception to January 31, 2011.	F-5
Interim Statements of Changes in Stockholders’ Equity/(Deficiency) from Inception to January 31, 2011.	F-6 to F9
Condensed Notes to Interim Financial Statements.	F-10 to F-17

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Balance Sheets
As at January 31, 2011 and April 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	January 31,	April 30,
	2011	2010
	$	$
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	103,713	573
Current assets of discontinued operation	-	13,708

	103,713	14,281
PROPERTY AND EQUIPMENT	27,750	-
NON-CURRENT ASSETS OF DISCONTINUED OPERATION	-	27,868

	131,463	42,149

See condensed notes to the interim financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., Director and Chairman

/s/ Douglas Oliver
Douglas Oliver, Director and CEO

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Balance Sheets
As at January 31, 2011 and April 30, 2010
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	January 31,	April 30,
	2011	2010
	$	$
LIABILITIES	(Unaudited)	(Audited)

CURRENT LIABILITIES
Loan from director	-	102,000
Accounts payable and accrued liabilities	54,507	243,827
Current liabilities of discontinued operations	-	314,839
	54,507	660,666

GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 6)
RELATED PARTY TRANSACTIONS (Note 7)
SUBSEQUENT EVENTS (Note 9)

SHAREHOLDERS’ EQUITY/(DEFICIENCY)
CAPITAL STOCK (Note 4)	14,116	4,184
ADDITIONAL PAID-IN CAPITAL	15,187,072	14,931,204
ACCUMULATED OTHER COMPREHENSIVE LOSS	-	(111,871)
DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(15,124,232)	(15,442,034)
	76,956	(618,517)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIENCY)	131,463	42,149

See condensed notes to the interim financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Statements of Operations
For the nine months and three months ended January 31, 2011 and January 31, 2010 and the period from Inception to January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
		nine months	nine months	three months	three months
	Cumulative	ended	ended	ended	ended
	since	January 31,	January 31,	January 31,	January 31,
	inception	2011	2010	2011	2010
	$	$	$	$	$
OPERATING EXPENSES

General and administration	4,636,087	203,377	242,250	81,041	51,622
Project Expenses
	1,296,120	-	-	-	-
Amortization	2,250	2,250	-	2,250	-
TOTAL OPERATING EXPENSES	5,934,457	205,627	242,250	83,291	51,622

LOSS BEFORE INCOME TAXES	(5,934,457)	(205,627)	(242,250)	(83,291)	(51,622)

Income taxes recovery	509,170	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(5,425,287)	(205,627)	(242,250)	(83,291)	(51,622)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS (INCLUDING GAIN ON DECONSOLIDATION OF $530,495 IN THE THREE MONTHS ENDED JANUARY 31, 2011	(9,698,945)	523,429	(181,136)	530,495	(134,112)

NET INCOME (LOSS)	(15,124,232)	317,802	(423,386)	447,204	(185,734)

Earnings (Loss) per share – basic and diluted from continued operations		(0.00)	(0.01)	(0.00)	(0.00)

Earnings (Loss) per share – basic and diluted from discontinued operations		0.01	(0.00)	0.00	(0.00)

		0.01	(0.01)	0.00	(0.00)

Weighted average common shares outstanding-basic and diluted		73,593,865	40,489,535	137,102,526	40,489,535

See condensed notes to the interim financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Statements of Cash Flows
For the nine month period ended January 31, 2011 and January 31, 2010 and the period from Inception to January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative Since Inception $	For the nine month period ended January 31, 2011 $	For the nine month period ended January 31, 2010 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	(5,425,287)	(205,627)	(242,250)
Items not requiring an outlay of cash:
Amortization	2,250	2,250	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	772,826	-	-
Common shares issued for settlement of severance liability to ex-officer	113,130	-	-
Stock-based compensation	1,298,574	-	5,869
Compensation expense on issue of warrants	140,892	-	-
Issue of shares for professional services	875,023	-	-
Issue of units against settlement of debts	20,077	-	-
Increase (Decrease) in accounts payable and accrued liabilities	54,507	(189,320)	113,323
NET CASH USED IN OPERATING ACTIVITIES	(1,959,883)	(392,697)	(123,058)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(30,000)	(30,000)	-
Investment in available for sale securities	(36,530)	-	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(66,530)	(30,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds (Repayments) from demand promissory notes	200,000	(102,000)	102,000
Proceeds from convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from subscription /issuance of units/shares – net	10,300,490	265,800	44,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,739,159	163,800	146,000
CASH FLOW PROVIDED BY CONTINUING OPERATIONS	9,712,746	(258,897)	22,942
Cash flow provided (used) in discontinued operations	(9,609,033)	362,037	(20,449)
NET INCREASE (DECREASE) IN CASH FOR THE PERIOD	103,713	103,140	2,493
Cash, beginning of period	-	573	9,349
CASH, END OF PERIOD	103,713	103,713	11,842
INCOME TAXES PAID		-	-

INTEREST PAID	-	-

See condensed notes to the interim financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Statements of Changes in Stockholders’ Deficiency
From Inception to January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Statements of Changes in Stockholders’ Deficiency
From Inception to January 31, 2011
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Statements of Changes in Stockholders’ Deficiency
From Inception to January 31, 2011
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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Interim Statements of Changes in Stockholders’ Deficiency
From Inception to January 31, 2011
(Amounts expressed in US Dollars)

Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	3,105,358	310	1,916,064	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	367,641	37	230,373	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)
Balance April 30, 2007	22,883,137	2,288	10,949,726	0	(6,935,382)	(3,762,036)	(63,608)
Shares for property payment	136,364	13	57,239
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	543,615	54	227,450
1,916,666 units-net	1,916,666	192	698,110
1,071,770 flow through units	1,071,770	108	449,379
2,438,888 units-net	2,438,888	244	1,036,622
Expenses relating to issue of units			(141,080)

Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)
Balance as of April 30, 2008	28,990,440	2,899	13,984,853	-	(11,889,157)	(4,693,693)	196,474
Shares for property payment	476,189	48	58,839
Shares for property payment	6,838,906	684	187,916
Stock based compensation			31,858
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	4,134,000	413	577,696
Issuance of shares for professional services	50,000	5	7,495
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(282,694)	(282,694)
Net loss for the year					(3,017,265)	(3,017,265)	-
Balance as of April 30, 2009	40,489,535	4,049	14,866,470	-	(14,906,422)	(3,308,959)	(95,220)
Stock based compensation			5,869
Issuance of 1,100,000 shares for cash	1,100,000	110	43,890
Issuance of common shares for professional services	250,000	25	14,975
Foreign currency translation						(16,651)	(16,651)
Net loss for the year					(535,612)	(535,612)	-

Balance as of April 30, 2010	41,839,535	4,184	14,931,204	-	(15,442,034)	(552,263)	(111,871)
Deconsolidation of subsidiary						-	111,871
Issuance of shares for cash	99,320,400	9,932	238,368
Stock subscriptions received			17,500
Net income for the period					317,802

Balance as of January 31, 2011	141,159,935	14,116	15,187,072	-	(15,124,232)	-	-

See condensed notes to the interim financial statements

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

1.     BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (GAAP); however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended April 30, 2010. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at January 31, 2011 and April 30, 2010, the results of its operations for the nine month periods ended January 31, 2011 and January 31, 2010, and its cash flows for the nine month periods ended January 31, 2011 and January 31, 2010. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the nine month period ended January 31, 2011 are not necessarily indicative of results to be expected for the full year.

On November 15, 2010, the Company’s wholly-owned Canadian subsidiary, Yukon Gold Corp. (“YGC”), declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed a trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed with the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division. As a result of bankruptcy, the Company’s ownership interest in YGC was cancelled. Consequently, the results of YGC are not included in the consolidated results of the Company subsequent to November 15, 2010. In the accompanying unaudited interim financial statements, the historic results of YGC have been reported as a discontinued operation (see Note 8 Bankruptcy of Yukon Gold Corp.).

2.     GOING CONCERN

The Company's unaudited interim financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for reserves. There is no guarantee that such capital will be available on acceptable terms, if at all, or if the Company will attain profitable levels of operation.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

2.     GOING CONCERN-Cont’d

These unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying unaudited interim financial statements.

3.     NATURE OF OPERATIONS

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. The Company’s wholly-owned Canadian subsidiary, YGC, was engaged in mineral property exploration until it filed for bankruptcy on November 15, 2010. The Company is currently pursuing other mining opportunities and has not yet finalized any such opportunity as of the date of these unaudited interim financial statements.

4.     CAPITAL STOCK

a)     Authorized

150,000,000 of Common shares, $0.0001 par value.

b)     Issued

141,159,935 Common shares (see Note 9 Subsequent Events) (41,839,535 at April 30, 2010).

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Financial Statements January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

4.     CAPITAL STOCK-Cont’d

c)     Changes to Issued Share Capital

Year ended April 30, 2010

The Company received subscriptions for 1,100,000 common shares at $0.04 per share for a total consideration of $44,000 through a non-brokered private placement. The Company issued 1,100,000 common shares.

On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. As per the terms of the said agreement, the Company issued to the Employee 250,000 common shares of the Company’s common stock. The Employee acknowledges that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledges that he will be considered as an affiliate for purposes of Rule 144.

Nine month period ended January 31, 2011

On September 23, 2010 the Company accepted nine (9) subscriptions for a total of 87,320,400 common shares at $.0025 per share for a total consideration of $218,300 through a non-brokered private placement. The proceeds of the private placement were held in escrow pending the Company’s receipt of a Certificate of Good Standing from the Delaware Secretary of State. On October 28, 2010 the Company was issued the Certificate of Good Standing. On November 1, 2010, the balance of the proceeds from the private placement were released from escrow and transferred to the Company. On November 5, 2010 the 87,320,400 common shares were issued by the Company. Of that amount, 80,000,400 of the Shares issued in connection with the private placement were exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder. The balance of 7,320,000 Shares issued were exempt from registration under the Securities Act pursuant to Regulation D promulgated thereunder.

On November 3, 2010 the Company accepted one (1) subscription for 12,000,000 common shares at $.0025 per share for a total consideration of $30,000 through a non-brokered private placement and the shares were issued on November 5, 2010. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder.

On January 27, 2011 the Company accepted six (6) subscriptions for a total of 7,000,001 common shares at $.0025 per share for a total consideration of $17,500 through a non-brokered private placement. Subsequent to the quarter ended January 31, 2011, on February 3, 2011 the shares were issued (see Note 9- Subsequent Events). The private placement was exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder. All of the investors that participated in such private placements were non-“U.S.-Persons.”

5.     STOCK BASED COMPENSATION

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

5.     STOCK-BASED COMPENSATION-Cont’d

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

The purchase price (the “Price”) per share under each Stock Option shall be determined by the board of directors or a committee, as applicable. The Price shall not be lower than the closing market price on the stock exchange where the majority of the trading volume and value of the Shares occurs, on the trading day immediately preceding the date of grant, or if not so traded, the average between the closing bid and asked prices thereof as reported for the trading day immediately preceding the date of the grant; provided that if the shares have not traded on a stock exchange for an extended period of time, the “market price” will be the fair market value of the shares at the time of grant, as determined by the board of directors or committee. The board of directors or committee may determine that the Price may escalate at a specified rate dependent upon the date on which an option may be exercised by the Eligible Participant.

Year ended April 30, 2010

The company did not issue any stock options during the year ended April 30, 2010.

Nine month period ended January 31, 2011

The company did not issue any stock options during the nine month period ended January 31, 2011.

As of January 31, 2011 and April 30, 2010, there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the nine month period ended January 31, 2011 was $nil.

Cancellation/Expiration/Forfeiture of Stock Options:

Year ended April 30, 2010

On June 24, 2009, 200,000 stock options held by a former officer were forfeited.

On August 4, 2009, 340,000 stock options held by a former director were forfeited.

On October 24, 2009, the Company cancelled 200,000 stock options held by a former officer.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

5.     STOCK-BASED COMPENSATION-Cont’d

Year ended April 30, 2010-Cont’d

On December 15, 2009, 250,000 stock options held by a former director expired.

On January 5, 2010, 12,000 stock options held by an officer expired.

On January 19, 2010, 350,000 stock options held by a former director were forfeited.

On January 29, 2010, 400,000 stock options held by a former director were forfeited.

For the nine month period ended January 31, 2011

On August 15, 2010, 62,500 stock options held by a consultant expired.

On December 1, 2010, 325,000 stock options held by a former officer were forfeited.

On December 13, 2010, 250,000 stock options held by a director expired.

On December 13, 2010, 76,000 stock options held by a former officer expired.

On December 13, 2010, 88,000 stock options held by an officer expired.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

6.     COMMITMENTS AND CONTINGENCIES

On November 18, 2010 the Company and the consultant, referred to below, signed an unconditional and absolute general release terminating the following Agreement:

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

On October 1, 2010, the Company entered into a consulting agreement (the “Agreement”) with Lance Capital Ltd. (“Lance”) to provide bookkeeping, administrative and other services for $7,500 per month. The Company further agreed to reimburse Lance for all expenses incurred with respect to the operation of the administration of the Company, provided that these expenses are incurred in substantial accordance with monthly and annual budgets to be prepared by Lance and approved by the Board of Directors of the Company from time to time. The term of this Agreement is one (1) year and automatically renews from year to year unless terminated upon 30 days prior written notice by either party.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

7.     RELATED PARTY TRANSACTIONS

Nine month period ended January 31, 2011

The Company expensed a total of $nil in consulting fees and wages to three members of the Company’s Board of Directors, and $9,976 to three of its officers. No director or officer exercised stock options during the nine month period ended January 31, 2011.

Nine month period ended January 31, 2010

The Company and its subsidiary expensed a total of $nil in consulting fees and wages to three members of the Company’s Board of Directors, and $48,743 to two of its officers. No director or officer exercised stock options during the nine month period ended January 31, 2010.

8.     BANKRUPTCY OF YUKON GOLD CORP.

During the quarter ended January 31, 2011, the efforts of Lance to settle or acquire all of the debts of the Company’s wholly-owned Canadian subsidiary, YGC, were not successful. YGC had material obligations with creditors who strongly indicated an unwillingness to settle. As neither YGC nor the Company had an ability to satisfy these material obligations, on October 6, 2010, the Company’s board of directors resolved to cause YGC to seek relief in a bankruptcy proceeding in Ontario, Canada where YGC is domiciled and instructed Lance to employ a trustee to proceed with the bankruptcy of YGC.

On November 15, 2010, the Company’s wholly-owned Canadian subsidiary, YGC declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed a trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed in the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division.

On August 31, 2010, the Company and its subsidiary YGC, entered into a Note Purchase and Security Agreement with Lance granting a security interest of $375,000 in settlement of certain payables of the Company that had been purchased by Lance. The Note Purchase and Security Agreement was registered by YGC against its mineral property (the “Marg Property”) on October 15, 2010. Subsequent to the bankruptcy of YGC, on November 23, 2010, Lance issued a Notice of Default to the Company and the Trustee in bankruptcy, in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement and further, in accordance with the provision of Article 6, demanded payment in full of the entire amount of the $375,000 note plus accrued interest. The trustee arranged settlement of the liability with Lance by way of transfer of title to the Marg Property and as a result YGC lost its interest in the Marg Property. Effective November 15, 2010, the Company’s ownership interests in YGC were cancelled. Consequently, the results of YGC are not included in the results of the Company subsequent to November 15, 2010. The deconsolidation of YGC in November 2010 resulted in the elimination from Yukon Gold Corporation, Inc.’s consolidated stockholders’ deficiency of the accumulated deficit attributable to YGC, $111,871 of which was recorded against accumulated other comprehensive loss for prior period loss on translation during consolidation and $530,495 was recorded as a gain on deconsolidation in net income from discontinued operations.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Condensed Notes to Interim Financial Statements
January 31, 2011
(Amounts expressed in US Dollars)
(Unaudited – Prepared by Management)

8.     BANKRUPTCY OF YUKON GOLD CORP.-Cont’d

Net income of the discontinued operation for the nine month period ended January 31, 2011 is comprised of:

Gain on deconsolidation	$530,495
Net loss of YGC for the six month period ended October 31, 2010 and to November 15, 2010	(7,066)
Net income of discontinued operation	$523,429

The comparative figures for the year ended April 30, 2010 in the balance sheet have been reclassified in accordance with the current period’s presentation. All balance sheet figures of YGC included as part of the consolidation for the year ended April 30, 2010, are included as discontinued operations.

Similarly the comparative figures in the income statement and in the cash flow statement for the year ended April 30, 2010 have been reclassified in accordance with the current period’s presentation. All prior period figures relating to YGC included as part of the consolidation for the year ended April 30, 2010 have been included in discontinued operations. As a result, the earnings (loss) per share for the period has been reclassified as earnings (loss) per share from continuing operations as well as from discontinued operations.

9.     SUBSEQUENT EVENTS

On February 3, 2011 7,000,001 shares were certificated by the Transfer Agent for the non-brokered private placement which closed on January 27, 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE NINE MONTH PERIOD
ENDED JANUARY 31, 2011

Discussion of Operations & Financial Condition

Yukon Gold Corporation, Inc. (the “Company”) has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at January 31, 2011, we had accumulated losses of $15,124,232. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the nine month period ended January 31, 2011 has been its effort to re-structure its obligations, settle debt and raise additional capital to meet its administrative expenses and pursue its exploration activities. We have been working urgently to obtain additional financing to acquire new properties in order to attract such capital.

In April of 2010, Lance Capital Ltd (“Lance”) commenced discussions with the Company about its future and how the Company could effect a turn-around. In June of 2010, Lance submitted to the Company a proposal on behalf of itself and investors which the Company’s Board of Directors approved on July 26, 2010. By August of 2010, Lance had substantially settled the debts of the Company, but had not made progress on the material debts of the Company’s wholly-owned Canadian subsidiary, Yukon Gold Corp. (“YGC”). Lance had acquired payables of the Company and advanced loans totaling $375,000 and on August 31, 2010 entered into a Note Purchase and Security Agreement in which the $375,000 owed was converted into a Promissory Note to be secured by the Marg Property. Lance continued to assist the Company with working capital to complete its annual report on Form 10-K for the period ended April 30, 2010 and continued its efforts to settle the debts of YGC. Notwithstanding these efforts, the Company’s wholly-owned Canadian subsidiary, YGC, filed for bankruptcy as of November 15, 2010 with the Office of the Superintendent of Bankruptcy Canada in the District of Ontario, Hamilton Division.

During this period, Lance discovered that the Company had not paid its franchise tax in Delaware for two years and that the amount due was considerably more than Lance had budgeted. Lance advanced funds to cover the tax. The Company then closed a private placement on November 3, 2010 and an additional private placement with the same investors was closed on January 27, 2011. No commissions or investment related compensation was paid.

In an effort to reduce administration costs the Company entered into a Consulting Agreement with Lance on October 1, 2010 to provide the administration work.

Subsequent to the period covered by this report, the Company took steps to approve a re-domiciliation merger with its wholly-owned Nevada subsidiary. If this merger is approved, the surviving entity would be a Nevada corporation with the name “Yukon Gold Corporation, Inc.” and would have 500,000,000 shares of common stock authorized. Shareholders of the Company would receive one (1) share of common stock of the surviving entity for each five (5) shares of the Company that they currently hold. Shares of the surviving entity’s common stock would trade on the OTC Bulletin Board under the same symbol.

SELECTED INFORMATION

	Three months	Three months
	ended	ended
	January 31, 2011	January 31, 2010
Revenues	Nil	Nil
Net Loss from continuing operations	$83,291	$51,622
Loss per share-basic and diluted from continuing operations	$(0.00)	$(0.00)

	Nine months	Nine months
	ended	ended
	January 31, 2011	January 31, 2010
Revenues	Nil	Nil
Net Loss from continuing operations	$205,627	$242,250
Loss per share-basic and diluted from continuing operations	$(0.00)	$(0.01)

	As at	As at
	January 31, 2011	January 31, 2010
Total Assets from continuing operations	$131,463	$573
Total Liabilities from continuing operations	$54,507	$345,827
Cash dividends declared per share	Nil	Nil

The Company's expenses are reflected in the Interim Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all exploration and general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses from continuing operations for the nine months ended January 31, 2011 is general and administrative expense of $203,377 as compared to $242,250 for the nine months ended January 31, 2010. General and administrative expenses have decreased substantially during the period ended January 31, 2011 as compared to the period ended January 31, 2010, due to efforts by management to reduce costs.

(b) Project Expense

The Company did not incur any project expenses during the nine months ended January 31, 2011 or during the nine months ended January 31, 2010.

Exploration

During the year ended April 30, 2009, the Company completed its acquisition of the Marg Property and owned it outright. The Marg Property consists of 402 contiguous mineral claims covering approximately 20,000 acres. Access to the claim group is possible either by helicopter, based in Mayo, Yukon Territory, Canada, located approximately 80 km to the southwest or by small aircraft to a small airstrip located near the Marg deposit. A 50 kilometer winter road from Keno City to the property boundary was completed in 1997. The camp site on the property provides accommodation for up to 12 people. Presently the hydroelectric power grid terminates at Keno City some 50km to the southwest and water is available from the Keno Ladue River, which flows through the property. The Company and its subsidiary Yukon Gold Corp. on August 31, 2010 entered into a Note Purchase and Security Agreement with Lance granting a security interest of $375,000 which was registered against the Marg Property on October 15, 2010. The Company also credited the Company’s wholly-owned Canadian subsidiary, YGC with an equal amount from the amount owed to the Company. On November 15, 2010 YGC declared bankruptcy. As a result of the bankruptcy the Company lost its interest in the Marg Property. As a result of the bankruptcy of YGC, the Company no longer has an interest in the Marg Property.

Liquidity and Capital Resources

The following table summarizes the Company's cash flows and cash in hand:

	January 31, 2011		January 31, 2010

Cash and cash equivalent from continuing operations	$103,713		$573
Working capital (deficit) from continuing operations	$49,206		$(345,254)
Cash used in operating activities from continuing operations	$(392,697)		$(123,058)
Cash used in investing activities from continuing operations	$(30,000)	$	Nil
Cash provided in financing activities from continuing operations	$163,800		$146,000

As at January 31, 2011 the Company had working capital of $49,206 as compared to a working capital deficit of $345,254 in the previous period.

Off-Balance Sheet Arrangement

The Company has no Off-Balance Sheet Arrangement as of January 31, 2011 and April 30, 2010.

Contractual Obligations and Commercial Commitments

On October 1, 2009, the Company’s board of directors ratified a consulting agreement (the “Agreement”), dated September 20, 2009, with an individual to provide services as a special advisor (the “Consultant”). The Agreement states that the Consultant will receive 450,000 restricted common shares no later than ten (10) business days from the date of signing the Agreement The Consultant is entitled to receive a cash fee of two and one-half percent (2.5%) on the aggregate value of a financing(s) or transaction(s) entered into by the Company during the term of the Agreement or within the twelve (12) months following the term of this Agreement if the discussions regarding the financial transaction(s) were initiated by the Consultant during the term of this Agreement. Further it was agreed that the Consultant would receive a bonus of up to 1,000,000 restricted common shares of the Company of any financing or transaction, such bonus to be awarded on transactions values (“TV”) as follows: (i) up to a $1,000,000 TV, 200,000 shares (ii) between a $1,000,000 up to a $6,000,000 TV, an additional 300,000 shares and (iii) over a $6,000,000 TV, an additional 500,000 shares. Upon receipt of an itemized invoice the Consultant will be reimbursed for all traveling and other actual legitimate expenses. The Agreement is for a three month minimum term and may be extended by the mutual agreement of both parties in writing. On December 20, 2009 the Agreement terminated and the Consultant was not successful in raising any financing. No services were provided under this Agreement. The Company considered the Agreement not consummated and did not issue the shares for that reason but the Company did expense the cost at fair value. The Company reversed the expense of the cost of the 450,000 shares at fair value during the period ended October 31, 2010. On November 18, 2010, the Company and the Consultant signed an unconditional and absolute general release which terminated the Agreement.

On August 31, 2010, the Company and its subsidiary YGC, entered into a Note Purchase and Security Agreement with Lance granting a security interest of $375,000 in settlement of certain payables of the Company that had been purchased by Lance. The Note Purchase and Security Agreement was registered by YGC against its mineral property (the “Marg Property”) on October 15, 2010. Subsequent to the bankruptcy of YGC, on November 23, 2010, Lance issued a Notice of Default to the Company and the Trustee in bankruptcy, in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement and further, in accordance with the provision of Article 6, demanded payment in full of the entire amount of the $375,000 note plus accrued interest. The trustee arranged settlement of the liability with Lance by way of transfer of title to the Marg Property and as a result YGC lost its interest in the Marg Property. Effective November 15, 2010, the Company’s ownership interests in YGC were cancelled. Consequently, the results of YGC are not included in the results of the Company subsequent to November 15, 2010. The deconsolidation of YGC in November 2010 resulted in the elimination from Yukon Gold Corporation, Inc.’s consolidated stockholders’ deficiency of the accumulated deficit attributable to YGC, $111,871 of which was recorded against accumulated other comprehensive loss for prior period loss on translation during consolidation and $530,495 was recorded as a gain on deconsolidation in net income from discontinued operations.

On October 1, 2010, the Company entered into a consulting agreement (the “Agreement”) with Lance to provide bookkeeping, administrative and other services for $7,500 per month. The Company further agreed to reimburse Lance for all expenses incurred with respect to the operation of the administration of the Company provided that these expenses are incurred in substantial accordance with monthly and annual budgets to be prepared by Lance and approved by the Board of Directors of the Company from time to time. The term of this Agreement is one (1) year and automatically renews from year to year unless terminated upon 30 days prior written notice by either party.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, particularly those related to the determination of the estimated Canadian exploration tax credit receivable and accrued liabilities. To the extent actual results differ from those estimates; our future results of operations may be affected.

DISCLOSURE CONTROLS AND PROCEDURES

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2011, the Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On June 17, 2010, the Company’s bank received a Notice of Garnishment from the Ontario Superior Court of Justice, Canada, dated June 15, 2010, in the amount of $117,759 (CDN$120,138) with the Company’s former landlord named as the creditor, the Company’s wholly-owned Canadian subsidiary, YGC, named as the debtor, and the Company’s bank as the garnishee. On June 17, 2010 our subsidiary’s bank remitted $1,271 (CDN$1,307) to the Ontario Superior Court of Justice, being the balance of funds in YGC’s bank account. YGC did not have the funds to fully settle the Notice of Garnishment. On November 15, 2010 YGC declared bankruptcy and as a result the legal proceeding is no longer pending.

On November 15, 2010, the Company’s wholly-owned Canadian subsidiary, YGC, declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed a trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed in the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division.

Item 1A. RISK FACTORS

1.	WE HAVE LIMITED WORKING CAPITAL AND MAY NOT BE ABLE TO CONTINUE TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS AND THE REQUIREMENTS OF THE EXCHANGES ON WHICH OUR SHARES TRADE.

Yukon Gold Corporation, Inc. has limited working capital to maintain its ongoing operations, to prepare and file regular reports required to meet the disclosure requirements of the Securities and Exchange Commission or the Ontario Securities Commission. If we are unable to meet the reporting requirements of the Securities and Exchange Commission we could lose our listing on the OTC Bulletin Board and the shareholders could lose their entire investment.

2.	GOING CONCERN QUALIFICATION.

The Company has included a “going concern” qualification in the unaudited Interim Financial Statements to the effect that we are an exploration stage company and have no established sources of revenue. In the event that we are unable to raise additional capital, acquire new mining properties and locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor’s report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

3.	WE MAY HAVE TO PURCHASE NEW MINERAL PROPERTIES TO SECURE FINANCING AND REMAIN VIABLE.

The Company must immediately secure additional financing to remain viable. Management of the Company believes that we must identify and purchase new mineral properties in order to obtain such financing.

4.	WE DO NOT HAVE REVENUE PRODUCING BUSINESS.

We do not have a mining property or a mine or a mining business of any kind. We have lost our primary claim asset, known as the Marg Property, as these claims, previously owned by our wholly-owned Canadian subsidiary Yukon Gold Corp. (“YGC”), were assigned to Lance Capital Ltd. in settlement of the Note Purchase and Security Agreement between the Company, YGC and Lance Capital Ltd.

5.	WE HAVE NO SOURCE OF OPERATING REVENUE AND EXPECT TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF WE ARE ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, we have no source of revenue, no mining properties and we do not have any commitments to obtain additional financing. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

our ability to acquire new properties that may make our business more attractive to investors in exploration stage mining companies.

our ability to raise capital to develop any new properties, establish a mining operation, and operate the mine in a profitable manner.

Failure to raise the necessary capital for exploration and development could cause us to go out of business.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 3, 2010, the Company completed the private placement of 99,320,400 Shares. The newly issued Shares represent 70% of the Company’s outstanding Shares. J.L. Guerra, Jr., the Chairman of the Company’s Board of Directors, purchased five million shares in the offering. Joanne Hughes, the Company’s Vice President of Operations and Kathy Chapman, the Company’s Secretary and Chief Financial Officer, each purchased 6,400,000 shares in the offering. The gross proceeds of the offering were $248,300. Of the shares issued, 92,000,400 of the Shares issued in connection with the private placement were exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder. The Balance of 7,320,000 Shares issued were exempt from registration under the Securities Act pursuant to Regulation D promulgated thereunder.

On January 27, 2011 the Company completed the private placement (the “Private Placement”) of 7,000,001, shares at a price of $0.0025 per share, for total consideration of $17,500. All of the investors that participated in the Private Placement were non “U.S.-Persons” as that term is defined under Regulation S (“Regulation S”) promulgated under the Securities Act. The Private Placement was exempt from registration under the Securities Act pursuant to Regulation S. Subsequent to the quarter ended January 31, 2011, on February 3, 2011 the 7,000,001 shares were issued.

No commissions were paid in connection with these Private Placements.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2010 the Board of Directors passed a resolution to re-domicile the Company from the State of Delaware to the State of Nevada.

To complete the re-domicile, the Company formed a Nevada wholly-owned subsidiary under the same name, and will merge into the Nevada subsidiary (“Yukon-Nevada”) with Yukon-Nevada being the surviving company.

Yukon-Nevada has 500,000,000 authorized common shares, par value $0.0001, and in the merger will issue one (1) common share for each five (5) shares of the Company held by its shareholders. On March 8, 2011, the Company filed a Consent Solicitation Statement on Schedule 14(a) seeking the consent of the Company’s shareholders for the re-domiciliation merger. Yukon-Nevada will assume all of the assets, liabilities and commitments of the Company upon completion of the merger. Further information about the Consent Solicitation and the re-domiciliation and merger can be reviewed on the SEC EDGAR website at http://www.sec.gov/edgar/searchedgar/companysearch.html

Item 5. OTHER INFORMATION

None

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

Current Report on Form 8-K, “Item 3.02: Unregistered Sales of Equity Securities” dated November 3, 2010.

Current Report on Form 8-K, “Item 8.01: Other Events” dated November 15, 2010.

Current Report on Form 8-K, “Item 8.01: Other Events” dated December 22, 2010.

Current Report on Form 8-K, “Item 3.02: Unregistered Sales of Equity Securities” dated February 1, 2011.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/ Douglas Oliver
Dated: March 17, 2011	Douglas Oliver
Chief Executive Officer

By: /s/ Kathy Chapman
Kathy Chapman
Chief Financial Officer