Form 10-K
period 2011-04-30
YUKON GOLD CORP INC
filed 2011-08-15
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year April 30, 2011

or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______to _________

Commission file number: 000-51068

YUKON GOLD CORPORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	52-2243048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1226 White Oaks Blvd., Ste 10A,
Oakville, Ontario, Canada L6H 2B9
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 905-845-1073

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

The aggregate market value of the Common Stock held by non-affiliates of the issuer, as of April 30, 2011 was approximately $1,554,701 for the issuer’s Common Stock reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who the issuer believes beneficially own more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the issuer have been excluded because such persons may be deemed to be affiliates of the issuer. This determination is not necessarily conclusive.

As of August 11, 2011, 29,632,336 shares of the issuer’s Common Stock were outstanding.

Transitional Small Business Disclosure

Yes [   ]      No [X]

FINANCIAL STATEMENTS

YUKON GOLD CORPORATION, INC.
(AN EXPLORATION STAGE MINING COMPANY)
FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2011 AND APRIL 30, 2010
Together With Report of Independent Registered Public Accounting Firm
(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as at April 30, 2011and April 30, 2010	F2-F3
Statements of Operations for the years ended April 30, 2011 and April 30, 2010 and for the period from inception to April 30, 2011	F4
Statements of Cash Flows for the years ended April 30, 2011 and April 30, 2010 and for the period from inception to April 30, 2011	F5
Statements of Changes in Stockholders’ Deficiency from inception to April 30, 2011	F6-F9
Notes to Financial Statements	F10-F29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Yukon Gold Corporation, Inc.
(An Exploration Stage Mining Company)

We have audited the accompanying balance sheets of Yukon Gold Corporation, Inc. (the “Company”) as at April 30, 2011 and 2010 and the related statements of operations, cash flows and stockholders’ deficiency for the years ended April 30, 2011 and 2010 and for the period from incorporation to April 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yukon Gold Corporation, Inc. as at April 30, 2011 and 2010 and the results of its operations and its cash flows for the years ended April 30, 2011 and 2010 and for the period from incorporation to April 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 1 and Note 11, the financial statements have been adjusted for the retrospective presentation of the Company’s wholly-owned subsidiary as discontinued operations. Additionally, as discussed in Note 1 to the financial statements, the Company deconsolidated the assets and liabilities and results of operations of the wholly-owned subsidiary as of November 15, 2010.

"SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada August 11, 2011	Chartered Accountants Licensed Public Accountants

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Balance Sheets as at April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

	2011	2010
		(Note 11)
	$	$
ASSETS
CURRENT ASSETS
Cash	29,849	573
Prepaid expenses	3,195	-
Assets of discontinued operation (Note 11)	-	13,708
	33,044	14,281

EQUIPMENT (Note 4)	25,500	-
ASSETS OF DISCONTINUED OPERATION (Note 11)	-	27,868
	58,544	42,149

The accompanying notes are an integral part of these financial statements.

APPROVED ON BEHALF OF THE BOARD

/s/ J. L. Guerra, Jr.
J. L. Guerra, Jr., CEO, Director and Chairman

/s/ Howard Barth
Howard Barth, Director

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Balance Sheets as at April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

	2011	2010
		(Note 11)
	$	$
LIABILITIES

CURRENT LIABILITIES
Loan from director	-	102,000
Accounts payable and accrued liabilities (Note 5)	93,256	243,827
Liabilities of discontinued operation (Note 11)	-	314,839
TOTAL LIABILITIES	93,256	660,666

GOING CONCERN (Note 2)
COMMITMENTS AND CONTINGENCIES (Note 8)
RELATED PARTY TRANSACTIONS (Note 9)
SUBSEQUENT EVENTS (Note 13)

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 6)*	2,963	836

ADDITIONAL PAID-IN CAPITAL *	15,198,225	14,934,552

ACCUMULATED OTHER COMPREHENSIVE LOSS	-	(111,871)

DEFICIT, ACCUMULATED DURING THE EXPLORATION STAGE	(15,235,900)	(15,442,034)
	(34,712)	(618,517)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	58,544	42,149

* Reflects the May 16, 2011 five-for-one reverse stock split (refer to Note 13 (a))

The accompanying notes are an integral part of these financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Statements of Operations for the years ended April 30, 2011 and April 30, 2010 and for the period from inception to April 30, 2011
(Amounts expressed in US Dollars)

	Cumulative
	since
	inception	2011	2010
	$	$	$
OPERATING EXPENSES
General and administration	4,745,505	312,795	318,279
Project expenses	1,296,120	-	-
Amortization	4,500	4,500	-

TOTAL OPERATING EXPENSES	6,046,125	317,295	318,279

LOSS BEFORE INCOME TAXES	(6,046,125)	(317,295)	(318,279)

Income taxes recovery	509,170	-	-

NET LOSS FROM CONTINUING OPERATIONS	(5,536,955)	(317,295)	(318,279)

NET INCOME (LOSS) FROM DISCONTINUED
OPERATION

Net loss from discontinued operation (Note 11)	(10,229,440)	(7,066)	(217,333)
Gain on deconsolidation of bankrupt subsidiary (Note 11)	530,495	530,495	-
NET INCOME (LOSS)	(15,235,900)	206,134	(535,612)

Foreign exchange translation adjustment for the year		-	(16,651)

COMPREHENSIVE INCOME (LOSS)		206,134	(552,263)
Earnings (Loss) per share – basic and diluted from continuing operations*		(0.02)	(0.04)
Earnings (Loss) per share – basic and diluted from discontinued operation*		0.03	(0.03)
		0.01	(0.07)

Weighted average common shares outstanding-basic and diluted*		18,347,558	8,099,386

* Reflects the May 16, 2011 five-for-one reverse stock split from inception (refer to Note 13 (a))

The accompanying notes are an integral part of these financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Statements of Cash Flows for the years ended April 30, 2011 and April 30, 2010 and for the period from inception to April 30, 2011
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception	2011	2010
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(15,235,900)	206,134	(535,612
Net income (loss) from discontinued operation	(9,698,945)	523,429	(217,333)
Net loss from continuing operations	(5,536,955)	(317,295)	(318,279
Items not requiring an outlay of cash:
Amortization	4,500	4,500	-
Registration rights penalty expense	188,125	-	-
Shares issued for property payment	772,826	-	-
Common shares issued for settlement of severance liability to ex-officer	113,130	-	-
Stock-based compensation	1,298,574	-	5,869
Compensation expense on issue of warrants	140,892	-	-
Issue of shares for professional services	875,023	-	-
Issue of units against settlement of debts	20,077	-	-
Increase (Decrease) in accounts payable and accrued liabilities	93,256	(150,571)	83,146
Increase in prepaid expenses	(3,195)	(3,195)	-
Net cash (used in) provided by operating activities of discontinued operation	(9,877,118)	(12,963)	(33,184)

NET CASH USED IN OPERATING ACTIVITIES	(11,910,865)	(479,524)	(262,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(30,000)	(30,000)	-
Investment in available for sale securities	(36,530)	-	-
Net cash (used in) provided by investing activities of discontinued operation	(112,003)	-	110,306

NET CASH USED IN INVESTING ACTIVITIES	(178,533)	(30,000)	110,306

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments from a shareholder	1,180	-	-
Proceeds (Repayments) from Demand promissory notes	200,000	(102,000)	102,000
Proceeds from Convertible promissory notes converted	200,500	-	-
Proceeds from the exercise of stock options	61,000	-	-
Proceeds from exercise of warrants – net	450,309	-	-
Proceeds from subscription of warrants – net	525,680	-	-
Proceeds from subscriptions/issuance of units/shares – net	10,300,490	265,800	44,000
Net cash (used in) provided by financing activities of discontinued operation	380,088	375,000	(2,634)

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,119,247	538,800	143,366

NET INCREASE (DECREASE) IN CASH FOR THE YEAR	29,849	29,276	(8,776)
Cash, beginning of year	-	573	9,349

CASH, END OF YEAR	29,849	29,849	573
INCOME TAXES PAID		-	-
INTEREST PAID		-	-

The accompanying notes are an integral part of these financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Statements of Changes in Stockholders’ Deficiency
from inception to April 30, 2011
(Amounts expressed in US Dollars)

					Deficit,
					Accumulated		Accumulated
	Number of	Common	Additional		during the		Other
	Common	Shares	Paid-in	Subscription	Exploration	Comprehensive	Comprehensive
	Shares *	Amount*	Capital*	for Warrants	Stage	Income (loss)	Income (loss)
	#	$	$	$	$	$	$

Issuance of Common shares	566,675	154,063
Issuance of warrants			1,142
Foreign currency translation						604	604
Net loss for the year					(124,783)	(124,783)

Balance as of April 30, 2003	566,675	154,063	1,142		(124,783)	(124,179)	604

Issuance of Common shares	287,082	256,657
Issuance of warrants			2,855
Shares repurchased	(48,171)	(5,778)
Recapitalization pursuant to reverse acquisition	547,516	(404,807)	404,807
Issuance of Common shares	350,000	35	174,965
Issuance of Common shares for Property Payment	60,000	6	114,236
Foreign currency translation						(12,796)	(12,796)
Net loss for the year					(442,906)	(442,906)

Balance as of April 30, 2004	1,763,102	176	698,005		(567,689)	(455,702)	(12,192)

Issuance of Common shares for Property Payment	26,666	3	99,997
Issuance of common shares on Conversion of Convertible Promissory note	15,241	2	57,150

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Statements of Changes in Stockholders’ Deficiency
from inception to April 30, 2011
(Amounts expressed in US Dollars)

					Deficit,
					Accumulated		Accumulated
	Number of	Common	Additional		during the		Other
	Common	Shares	Paid-in	Subscription	Exploration	Comprehensive	Comprehensive
	Shares *	Amount*	Capital*	for Warrants	Stage	Income (loss)	Income (loss)
	#	$	$	$	$	$	$

Foreign currency translation						9,717	9,717
Net loss for the year					(808,146)	(808,146)

Balance as of April 30, 2005	1,805,009	181	855,152		(1,375,835)	(798,429)	(2,475)

Stock based compensation - Directors and officers			216,416
Stock based compensation - Consultants			8,830
Issue of common shares and Warrants on retirement of Demand Promissory note	73,843	7	203,061
Units issued to an outside company for professional services settlement	4,867		13,386
Units issued to an officer for professional services settlement	2,434		6,691
Issuance of common shares for professional services	30,000	3	130,497
Units issued to shareholder	98,182	10	269,990
Units issued to a director	29,973	3	82,424
Units issued to outside subscribers	40,000	4	109,996
Issuance of common shares on Conversion of Convertible Promissory notes	11,909	1	44,659
Issuance of common shares on Exercise of warrants	2,800		12,000
Issuance of common shares on Conversion of Convertible
Promissory notes	15,305	2	57,392
Private placement of shares	30,000	3	151,497
Issuance of Common shares for property payment	26,667	3	99,997
Issuance of common shares on Conversion of Convertible Promissory notes	6,861	1	25,908
Issuance of common shares on Exercise of warrants	2,000		8,772
Issuance of common shares on Conversion of Convertible Promissory notes	20,230	2	76,531

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Statements of Changes in Stockholders’ Deficiency
from inception to April 30, 2011
(Amounts expressed in US Dollars)

					Deficit,
					Accumulated		Accumulated
	Number of	Common	Additional		during the		Other
	Common	Shares	Paid-in	Subscription	Exploration	Comprehensive	Comprehensive
	Shares *	Amount*	Capital*	for Warrants	Stage	Income (loss)	Income (loss)
	#	$	$	$	$	$	$

Issue of 400,000 Special Warrants net				371,680
Issue of 200,000 flow through warrants				154,000
Brokered private placement of shares- net	1,066,266	107	2,910,801
Brokered Private placement of flow through Shares- net	5,000		13,312
Exercise of stock options	2,000		5,500
Foreign currency translation						(2,687)	(2,687)
Net loss for the year					(1,855,957)	(1,855,957)

Balance at April 30, 2006	3,273,346	327	5,302,812	525,680	(3,231,792)	(1,858,644)	(5,162)

Exercise of warrants	2,000		8,987
Exercise of warrants	9,009	1	40,449
Exercise of warrants	3,200		14,280
Common shares issued for settlement of severance liability to ex-officer	28,320	3	113,127
Exercise of warrants	8,733	1	39,367
Exercise of warrants	3,594		15,939
Exercise of warrants	8,733	1	38,894
Exercise of warrants	3,200		14,253
Exercise of warrants	31,618	3	141,629
Issue of common shares for property payment	8,633	1	53,844
Exercise of warrants	12,824	1	57,868
Exercise of warrants	12,234	1	53,823
Exercise of stock options	4,800		18,000
Issuance of common shares for professional services	68,556	7	438,752
Brokered private placement of units-net	80,000	8	363,992
Brokered private placement of units- net	110,000	11	498,967
Stock based compensation-Directors and Officers			451,273
Exercise of stock options	10,000	1	37,499

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Statements of Changes in Stockholders’ Deficiency
from inception to April 30, 2011
(Amounts expressed in US Dollars)

					Deficit,
					Accumulated		Accumulated
	Number of	Common	Additional		during the		Other
	Common	Shares	Paid-in	Subscription	Exploration	Comprehensive	Comprehensive
	Shares *	Amount*	Capital*	for Warrants	Stage	Income (loss)	Income (loss)
	#	$	$	$	$	$	$

Issuance of common shares for property payment	26,666	3	99,997
Issuance of common shares for professional services	32,000	3	131,197
Issuance of common shares for professional services	23,760	2	152,062
Issue of shares for flow-through warrants	40,000	4	153,996	(154,000)
Issue of shares for special warrants	80,800	8	375,712	(371,680)
Issue of 2,823,049 flow- through warrants -net				1,916,374
Issue of 334,218 unit special warrants-net				230,410
Issue of 3,105,358 common shares for 2,823,049 flow through warrants	621,073	62	1,916,312	(1,916,374)
Issue of 367,641 common shares for 334,218 unit special warrants	73,528	7	230,403	(230,410)
Registration rights penalty expense			188,125
Foreign currency translation						(58,446)	(58,446)
Net loss for the year					(3,703,590)	(3,703,590)

Balance April 30, 2007	4,576,627	455	10,951,559		(6,935,382)	(3,762,036)	(63,608)

Shares for property payment	27,273	3	57,249
Stock based compensation			584,328
Unrealized gain on available-for-sale securities net of deferred taxes						9,000	9,000
543,615 flow through units	108,723	11	227,493
1,916,666 units-net	383,333	38	698,264
1,071,770 flow through units	214,354	22	449,465
2,438,888 units-net	487,778	49	1,036,817
Expenses relating to issue of units			(141,080)
Compensation expense on issue of warrants			123,079
Foreign currency translation						251,082	251,082
Net loss for the year					(4,953,775)	(4,953,775)

Balance as of April 30, 2008	5,798,088	578	13,987,174		(11,889,157)	(4,693,693)	196,474

Shares for property payment	95,238	10	58,877
Shares for property payment	1,367,781	137	188,463
Stock based compensation			31,858
Compensation expense on issue of warrants			17,813
4,134,000 flow through shares	826,800	83	578,026
Issuance of shares for professional services	10,000	1	7,499
Realized gain on available-for-sale securities						(9,000)	(9,000)
Foreign currency translation						(282,694)	(282,694)
Net loss for the period					(3,017,265)	(3,017,265)

Balance as of April 30, 2009	8,097,907	809	14,869,710		(14,906,422)	(3,308,959)	(95,220)

Stock based compensation			5,869
Issuance of 1,100,000 shares for cash	220,000	22	43,978
Issuance of common shares for professional services	50,000	5	14,995
Foreign currency translation						(16,651)	(16,651)
Net loss for the period					(535,612)	(535,612)

Balance as of April 30, 2010	8,367,907	836	14,934,552		(15,442,034)	(552,263)	(111,871)

Deconsolidation of subsidiary							111,871
Issuance of shares for cash	21,264,429	2,127	263,673
Stock subscriptions received
Net income for the period					206,134
Balance as of April 30, 2011	29,632,336	2,963	15,198,225		(15,235,900)

* Reflects the May 16, 2011 five-for-one reverse stock split from inception (refer to Note 13 (a))

The accompanying notes are an integral part of these financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

1.             NATURE OF OPERATIONS

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. On November 15, 2010, the Company’s wholly-owned Canadian subsidiary, Yukon Gold Corp. (“YGC”), declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed a trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed with the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division. As a result of the bankruptcy, the Company’s ownership interest in YGC was cancelled. In the accompanying audited financial statements, the historic results of YGC have been reported as a discontinued operation (See Note 11 Bankruptcy of Yukon Gold Corp.). The Company is currently pursuing other mining opportunities.

Subsequent to the year ended April 30, 2011 on May 16, 2011, the Company merged into its wholly-owned subsidiary, a Nevada corporation, (referred to herein as the “Nevada Corporation”) being the surviving entity (the “Merger”). As a result, Yukon Gold Corporation, Inc. effected a re-domiciliation from the State of Delaware into the State of Nevada. The Nevada Corporation, also named “Yukon Gold Corporation, Inc.”, has authorized capital of 500,000,000 common shares. Pursuant to the terms of the Merger, each five (5) shares of the Company’s common stock immediately before the Merger were exchanged for one (1) share of common stock of the Nevada Corporation. As a result, 148,159,936 issued shares of the Company’s common stock were exchanged for 29,632,336 shares of the Nevada Corporation’s common stock (See Note 13 (a) Subsequent Events). The par value of the Company’s common shares remains at $0.0001 per share. All references to common shares and per common share amounts have been retroactively adjusted from the date of inception to reflect the five-for-one reverse stock split, unless otherwise noted.

2.             BASIS OF PRESENTATION AND GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. Due to continuing operating losses and cash outflows from continuing operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. In the event that the Company is unable to raise additional capital, as to which there is no assurance, the Company will not be able to continue doing business. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to acquire properties and explore for reserves. There is no guarantee that such capital will be available on acceptable terms, if at all, or if the Company will attain profitable levels of operation.

These financial statements have been prepared in accordance with United States generally acceptable accounting principles applicable to a going concern. Accordingly, they do not give effect to adjustments that would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and liquidate its liabilities and commitments in other than the normal course of business and at amounts different from those in the accompanying financial statements.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)             Use of Estimates

The Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. These estimates are based on management's knowledge of current events and actions the Company may undertake in the future. Actual results may differ from such estimates. Significant estimates include accruals, valuation allowance of deferred tax asset and estimates for calculation of stock based compensation.

b)             Financial Instruments

The fair market value of the Company’s financial instruments comprising cash and accounts payable and accrued liabilities were estimated to approximate their carrying values due to immediate or short-term maturity of these financial instruments. The Company maintains cash balances at financial institutions. The Company has not experienced any material losses in such accounts.

Commodity Price Risk: The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Foreign Exchange Risk: The Company conducts some of its operating activities in Canadian dollars. The Company is therefore subject to gains or losses due to fluctuations in Canadian currency relative to the US dollar. The Company does not use foreign currency hedging to mitigate the risk.

c)             Equipment

Equipment is recorded at cost less accumulated amortization. Amortization is provided over the estimated useful lives commencing in the month following acquisition using the following annual rate and method:

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

c)             Equipment-Cont’d

Mining Equipment	30%	declining balance method

d)             Income taxes

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

e)             Revenue Recognition

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

f)             Impairment of Long-Lived Assets

The Company records impairment of long-lived assets to be held, used or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. The Company did not record any impairment as of April 30, 2011 and April 30, 2010.

g)             Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are initially capitalized in accordance with the ASC 805-20-55-37, previously referenced as EITF 04-2 when incurred. The Company will assess the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

h)             Stock Based Compensation

All awards granted to employees and non-employees after October 31, 2005 are valued at fair value by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees using the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. As of April 30, 2011 and April 30, 2010, there was $nil and $nil of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non-employees for the years ended April 30, 2011 and 2010 was $nil and $5,869 respectively.

i)             Earnings or Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. The dilutive shares are excluded from the computation of diluted earnings loss per share when a net loss is recorded for the period, as their effect would be anti-dilutive.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONT’D

 j)             Recent Pronouncements

Recently Adopted Accounting Guidance

On May 1, 2010, the Company adopted FASB ASU 2010-04, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s financial statements related to the adoption of this guidance.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after May 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GASP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

4.             EQUIPMENT

	April 30,	April 30,
	2011	2010
	$	$
Mining Equipment
Cost	30,000	-
Less: Accumulated amortization of
Mining Equipment	4,500	-

Net	25,500	-
Amortization expense for the year	4,500

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

5.             ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	April 30,	April 30,
	2011	2010
	$	$
Accounts payable and accrued liabilities are comprised of the following:

Trade payables	47,496	201,155
Accrued Liabilities-Consulting Fees	-	18,000
Accrued Liabilities-Accounting & Legal	17,926	11,598
Accrued Liabilities-Audit Fees	10,500	9,000
Accrued Liabilities-Administrative Fees	1,575	-
Accrued Liabilities-Filing Fees	5,700	-
Accrued Liabilities-Other	10,059	4,074

	93,256	243,827

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

6.             CAPITAL STOCK

Subsequent to the year ended April 30, 2011 on May 16, 2011, the Company merged into its wholly-owned subsidiary, a Nevada corporation, (referred to herein as the “Nevada Corporation”) being the surviving entity (the “Merger”). As a result, Yukon Gold Corporation Inc. effected a re-domiciliation from the State of Delaware into the State of Nevada. The Nevada Corporation, also named “Yukon Gold Corporation, Inc.”, has authorized capital of 500,000,000 common shares. Pursuant to the terms of the Merger, each five (5) shares of the Company’s common stock immediately before the Merger were exchanged for one (1) share of common stock of the Nevada Corporation. As a result, 148,159,936 issued shares of the Company’s common stock were exchanged for 29,632,336 shares of the Nevada Corporation’s common stock (See Note 13 (a) Subsequent Events). The par value of the Company's common shares remains at $0.0001 per share. All references to common shares and per common share amounts have been retroactively adjusted from the date of inception to reflect the five-for-one reverse stock split, unless otherwise noted.

a)             Authorized

500,000,000 Common shares, $0.0001 par value (See Note 13 (a) Subsequent Events)

b)             Issued

29,632,336 Common shares (8,367,907 in 2010) (As adjusted for the reverse stock split described above and in Note 13 (a) Subsequent Events)

c)             Changes to Issued Share Capital (All common share issuances have been adjusted by a reverse stock split described above and in Note 13 (a) Subsequent Events)

Year ended April 30, 2011

On September 23, 2010 the Company accepted nine (9) subscriptions for a total of 17,464,080 common shares for a total consideration of $218,300 through a non-brokered private placement. The proceeds of the private placement were held in escrow pending the Company’s receipt of a Certificate of Good Standing from the Delaware Secretary of State. On October 28, 2010 the Company was issued the Certificate of Good Standing. On November 1, 2010, the balance of the proceeds from the private placement were released from escrow and transferred to the Company. On November 5, 2010 the 17,464,080 common shares were issued by the Company. Of that amount, 16,000,080 of the shares issued in connection with the private placement were exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder. The balance of 1,464,000 shares issued were exempt from registration under the Securities Act pursuant to Regulation D promulgated thereunder.

On November 3, 2010 the Company accepted one (1) subscription for 2,400,000 common shares for a total consideration of $30,000 through a non-brokered private placement and the shares were issued on November 5, 2010. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder.

On January 27, 2011 the Company accepted six (6) subscriptions for a total of 1,400,349 common shares for a total consideration of $17,500 through a non-brokered private placement. On February 3, 2011 the shares were issued. The private placement was exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder.

All of the investors that participated in such private placements are non-“U.S.-Persons.”

Year ended April 30, 2010

The Company received subscriptions for 220,000 common shares for a total consideration of $44,000 through a non-brokered private placement. The Company issued 220,000 common shares.

On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. As per the terms of the Agreement, the Company issued to the Employee 50,000 common shares of the Company’s common stock. The Employee acknowledged that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledged that he will be considered as an affiliate for purposes of Rule 144.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

6.             CAPITAL STOCK-CONT'D

d)             Purchase Warrants

The Company did not issue any stock purchase warrants during the years ended April 30, 2011 and April 30, 2010 respectively.

	Warrants	Exercise
	Granted*	Prices*	Expiry Date
		$
Outstanding at April 30, 2009 and average exercise price	982,628	4.15
Granted in year 2009-2010	-	-
Exercised in year 2009-2010	-	-
Cancelled in year 2009-2010	-	-
Expired in year 2009-2010	(190,000)	(7.50)
Expired in year 2009-2010	(161,538)	(3.45)
Expired in year 2009-2010	(435,555)	(2.95)
Expired in year 2009-2010	(25,846)	(2.55)
Expired in year 2009-2010	(69,689)	(2.20)
Outstanding at April 30, 2010 and average exercise price	100,000	1.20	December 19, 2012
Granted in year 2010-2011	-	-
Exercised in year 2010-2011	-	-
Cancelled in year 2010-2011	-	-
Expired in year 2010-2011	-	-
Outstanding at April 30, 2011 and average exercise price	100,000	1.25 (CDN1.20)	December 19, 2012

* Reflects the May 16, 2011 five-for-one reverse stock split (described herein and in Note 13 (a) Subsequent Events)

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company.

At April 30, 2011 and April 30, 2010, the weighted average contractual term of the total outstanding, and the total exercisable warrants were as follows:

April 30, 2011
Weighted-Average
Remaining Contractual
Term
Total outstanding warrants	1.6 years
Total exercisable warrants	1.6 years

April 30, 2010
Weighted-Average
Remaining Contractual
Term
Total outstanding warrants	2.6 years
Total exercisable warrants	2.6 years

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

7.             STOCK BASED COMPENSATION-CONT'D

The purchase price (the “Price”) per share under each Stock Option shall be determined by the board of directors or a committee, as applicable. The Price shall not be lower than the closing market price on the OTCBB, or another stock exchange where the majority of the trading volume and value of the Shares occurs, on the trading day immediately preceding the date of grant, or if not so traded, the average between the closing bid and asked prices thereof as reported for the trading day immediately preceding the date of the grant; provided that if the shares have not traded on the OTCBB or another stock exchange for an extended period of time, the “market price” will be the fair market value of the shares at the time of grant, as determined by the board of directors or committee. The board of directors or committee may determine that the Price may escalate at a specified rate dependent upon the date on which an option may be exercised by the Eligible Participant.

Options shall not be granted for a term exceeding ten years (the “Option Period”).

Year ended April 30, 2011

The company did not issue any stock options during the year ended April 30, 2011.

Year ended April 30, 2010 The company did not issue any stock options during the year ended April 30, 2010.

As of April 30, 2011 and April 30, 2010, there was $nil of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended April 30, 2011 and April 30, 2010 was $nil and $5,869 respectively.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

7.             STOCK BASED COMPENSATION-CONT'D

Cancellation/Expiration/Forfeiture of Stock Options :

Year ended April 30, 2011

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

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

7.             STOCK BASED COMPENSATION-CONT'D

The following table summarizes the options outstanding as at April 30:

	Option Price	Number of options
Expiry Date	Per Share	2011	2010
15-Aug-10	$0.44(CDN$0.45)	-	62,500
13-Dec-10	$1.19	-	576,000
13-Dec-10	$1.19	-	88,000
28-Sep-12*	$2.06(CDN$1.95)	20,000	20,000
14-Jan-13	$0.33(CDN$0.31)	-	75,000
14-Jan-13*	$1.64(CDN$1.55)	70,000	70,000
8-Apr-13*	$1.06(CDN$1.00)	10,000	10,000
		100,000	901,500
Weighted average exercise price at end of year		1.64	1.12

* Reflects the May 16, 2011 five-for-one reverse stock split (described elsewhere and in Note 13 (a) Subsequent Events)

The number of options in the year 2010 have not been restated to reflect the reverse stock split except for those options that are still outstanding at April 30, 2011.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

7.             STOCK BASED COMPENSATION-CONT’D

	Number of options*
	2010-2011	2009-2010

Outstanding, beginning of year	901,500	2,653,500
Granted	-	-
Expired	(476,500)	(262,000)
Exercised	-	-
Forfeited	(325,000)	(1,290,000)
Cancelled	-	(200,000)
Outstanding, end of year	100,000	901,500
Exercisable, end of year	100,000	901,500

* Reflects the May 16, 2011 five-for-one reverse stock split (described elsewhere and in Note 13 (a) Subsequent Events)

At April 30, 2011 and April 30, 2010, the weighted average contractual term of the total outstanding, and the total exercisable options under the Stock Option Plan were as follows:

April 30, 2011
Weighted-Average
Remaining Contractual
Term
Total outstanding options	1.65 years
Total exercisable options	1.65 years

April 30, 2010
Weighted-Average
Remaining Contractual
Term
Total outstanding options	1.5 years
Total exercisable options	1.5 years

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

8.             COMMITMENTS AND CONTINGENCIES

On October 1, 2010, the Company entered into a consulting agreement (the “Agreement”) with Lance Capital Ltd. (“Lance”) to provide bookkeeping, administrative and other services for $7,500 per month. The Company further agreed to reimburse Lance for all expenses incurred with respect to the administrative services provided to the Company, provided that these expenses are incurred substantially in accordance with monthly and annual budgets to be prepared by Lance and approved by the Board of Directors of the Company from time to time. The term of this Agreement is one (1) year and automatically renews from year to year unless terminated upon 30 days prior written notice by either party.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

9.             RELATED PARTY TRANSACTIONS

The following transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Year ended April 30, 2011

The Company expensed a total of $nil in consulting fees and wages to the Company’s Board of Directors, and $102,643 to five of its officers.

No director or officer exercised stock options during the year ended April 30, 2011.

Year ended April 30, 2010

The Company expensed a total of $nil in consulting fees and wages to the Company’s Board of Directors, and $13,903 to two of its officers.

No director or officer exercised stock options during the year ended April 30, 2010.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

10.             INCOME TAXES

a)             Deferred Income Taxes

The Company has deferred income tax assets as follows:

	2011	2010
	$	$
Net operating loss carried forward	13,786,055	13,529,718
Deferred Income tax on loss carried forward	4,687,258	4,600,104
Valuation allowance	(4,687,258)	(4,600,104)

Deferred income taxes	-	-

Reconciliation between the statutory federal income tax rate and the effective income tax rate of income tax expense for the period ended April 30, 2011 and 2010 is as follows:

	2011	2010
Statutory Federal income tax rate	34%	34%
Valuation allowance	(34%)	(34%)

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

b)             Current Income Taxes

As of April 30, 2011 the Company has non-capital losses of approximately $13,786,055 available to offset future taxable incomes which expire as follows:

2023	$1,200
2024	$96,273
2025	$543,414
2026	$176,177
2027	$1,853,213
2028	$164,555
2029	$590,425
2030	$318,279
2031	$10,042,519
$13,786,055

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

11.             BANKRUPTCY OF YUKON GOLD CORP.

YGC had material outstanding obligations with its creditors who strongly indicated an unwillingness to settle. As neither YGC nor the Company had an ability to satisfy these material obligations, on October 6, 2010, the Company’s board of directors resolved to cause YGC to seek relief in a bankruptcy proceeding in Ontario, Canada where YGC was domiciled.

On November 15, 2010, the Company’s wholly-owned subsidiary, YGC declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed a trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed in the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division.

Prior to the bankruptcy proceedings, on August 31, 2010, the Company and its subsidiary YGC, entered into a Note Purchase and Security Agreement with Lance Capital Ltd. (“Lance”) granting a security interest of $375,000 in settlement of certain payables of the Company that had been purchased by Lance. The Note Purchase and Security Agreement was registered by Lance against its mineral property (the “Marg Property”) on October 15, 2010. Subsequent to the bankruptcy of YGC, on November 23, 2010, Lance issued a Notice of Default to the Company and the Trustee in bankruptcy, in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement and further, in accordance with the provision of Article 6, demanded payment in full of the entire amount of the $375,000 note plus accrued interest. The trustee arranged settlement of the liability with Lance by way of transfer of title to the Marg Property and as a result YGC lost its interest in the Marg Property. Effective November 15, 2010, the Company’s ownership interests in YGC were cancelled. Consequently, the results of YGC are not included in the results of the Company subsequent to November 15, 2010. The deconsolidation of the Canadian subsidiary YGC in November 2010 resulted in the elimination of the accumulated deficit attributable to YGC from Yukon Gold Corporation, Inc.’s consolidated stockholders’ deficiency and elimination of the accumulated other comprehensive loss on translation during consolidation. Net income of the discontinued operation for the nine month period ended January 31, 2011 was comprised of:

Gain on deconsolidation	$530,495
Net loss of YGC for the six month period ended October 31, 2010 and to November 15, 2010	$(7,066)
Net income of the discontinued operation	$523,429

The comparative figures for the year ended April 30, 2010 in the balance sheet have been reclassified in accordance with the current period’s presentation. All balance sheet figures of YGC included as part of the consolidation for the year ended April 30, 2010, are included as the discontinued operation. Similarly the comparative figures in the income statement and in the cash flow statement for the year ended April 30, 2010 have been reclassified in accordance with the current period’s presentation. All prior period figures relating to YGC included as part of the consolidation for the year ended April 30, 2010, have been included in the discontinued operation. As a result, the earnings (loss) per share for the period has been reclassified as earnings (loss) per share from continued operations as well as from the discontinued operation.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

12.             FINANCIAL INSTRUMENTS

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

  Level 1 - Quoted prices in active markets for identical assets or liabilities

  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair values of financial assets and financial liabilities measured in the balance sheet as of April 30, 2011 are as follows:

Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash	29,849	-	29,849	-

Liabilities
Accounts payable and accrued liabilities	93,256	-	-	93,256

The fair values of financial assets and financial liabilities measured in the balance sheet as April 30, 2010 are as follows:

		Quoted prices
		in active	Significant
		markets for	observable	Unobservable
	Carrying	identical assets	inputs	inputs
Balance sheet	Amount	(Level 1)	(Level 2)	(Level 3)
classification and nature	$	$	$	$

Assets
Cash	573	-	573	-
Liabilities
Accounts payable and accrued liabilities	243,827	-	-	243,827

Loan from director	102,000	-	-	102,000

Fair value measurements of the Company’s cash are classified under Level 2 because such measurements are determined using quoted prices in active markets for identical assets.

Fair value measurements of accounts payable and accrued liabilities, and loan from director are classified under Level 3 because inputs are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

YUKON GOLD CORPORATION, INC.
(An Exploration Stage Mining Company)
Notes to Financial Statements
April 30, 2011 and April 30, 2010
(Amounts expressed in US Dollars)

13.             SUBSEQUENT EVENTS

a) Subsequent to the year ended April 30, 2011 on May 16, 2011, the Company merged into its wholly-owned subsidiary, a Nevada corporation, (referred to herein as the “Nevada Corporation”) being the surviving entity (the “Merger”). As a result, Yukon Gold Corporation Inc. effected a re-domiciliation from the State of Delaware into the State of Nevada. The Nevada Corporation, also named “Yukon Gold Corporation, Inc.”, has authorized capital of 500,000,000 common shares. Pursuant to the terms of the Merger, each five (5) shares of the Company’s common stock immediately before the Merger were exchanged for one (1) share of common stock of the Nevada Corporation. As a result, 148,159,936 issued shares of the Company’s common stock were exchanged for 29,632,336 shares of the Nevada Corporation’s common stock. In addition 500,000 warrants and 500,000 stock options of the Company were exchanged for 100,000 warrants and 100,000 stock options of the Nevada Corporation.

b) Yukon Gold’s shares continue to trade on the OTC Bulletin Board under the symbol “YGDC”. The Board of Directors and management of Yukon Gold were not changed as a result of the merger. All of the assets, rights and liabilities of the Company were assumed by the surviving Nevada Corporation. The Merger was approved by the written consent of a majority of the Company’s shareholders.

c) Subsequent to the year ended April 30, 2011 Lance Capital Ltd. loaned the Company a total of $40,644 (CDN$39,500) to cover operating costs.

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

Item 1. Description of Business and Risk Factors

In this report, the terms “Yukon Gold”, “Company,” “we,” “us” and “our” refer to Yukon Gold Corporation, Inc. The term “common stock” refers to the Company’s common stock, par value $0.0001 per share.

Yukon Gold is an exploration stage mining company. Our objective is to acquire, explore and, if warranted and feasible, to develop mineralized material on the mineral claims.

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

The Company has included a “going concern” qualification in the accompanying audited financial statements to the effect that we are an exploration stage mining company and have no established sources of revenue. In the event that we are unable to raise additional capital, acquire new mineral properties and locate mineral resources, as to which in each case there can be no assurance, we may not be able to continue our operations. In addition, the existence of the “going concern” qualification in our auditor’s report may make it more difficult for us to obtain additional financing. If we are unable to obtain additional financing, you may lose all or part of your investment.

3.	WE MAY HAVE TO PURCHASE NEW MINERAL PROPERTIES TO SECURE FINANCING AND REMAIN VIABLE.

Yukon Gold must immediately secure additional financing to remain viable. Management of Yukon Gold believes that we must identify and purchase new mineral properties in order to obtain such financing.

4.	WE DO NOT HAVE AN OPERATING BUSINESS.

We do not have a mineral property or a mine or a mining business of any kind at this time. We have lost our primary claim asset, known as the Marg Property, as these claims, previously owned by our wholly-owned Canadian subsidiary Yukon Gold Corp. (“YGC”), were lost when, on November 15, 2010 YGC declared bankruptcy. As a result of the bankruptcy of YGC, the Company no longer has an interest in the Marg Property.

5.	WE HAVE NO SOURCE OF OPERATING REVENUE AND EXPECT TO INCUR SIGNIFICANT EXPENSES BEFORE ESTABLISHING AN OPERATING COMPANY, IF WE ARE ABLE TO ESTABLISH AN OPERATING COMPANY AT ALL.

Currently, we have no source of revenue, we do not have working capital and we do not have any commitments to obtain additional financing. We have no operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

  our ability to acquire new mineral properties that may make our business more attractive to investors in exploration stage mining companies.

  our ability to raise capital to develop any new mineral properties, establish a mining operation, and operate the mine in a profitable manner.

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

Item 2. Description of Property

The Company and its subsidiary Yukon Gold Corp. (“YGC”), on August 31, 2010, entered into a Note Purchase and Security Agreement with Lance granting a security interest of $375,000 which was registered against the Marg Property on October 15, 2010. The Company also credited the Company’s wholly-owned Canadian subsidiary, YGC with an equal amount from the amount owed to the Company. On November 15, 2010 YGC declared bankruptcy. As a result of the bankruptcy of YGC, the Company no longer has an interest in the Marg Property.

Corporate Mailing Office

The Company’s mailing address, as of the date of this report is 1226 White Oaks Blvd., Suite 10A, Oakville, Ontario, Canada L6H 2B9.

Item 3. Legal Proceedings

Subsequent to the period covered by this report, in May, 2011 Sheldon Huxtable Professional Corporation (“Sheldon”) filed suit against the Company in the Province of Ontario pertaining to a dispute regarding legal fees allegedly owed to Sheldon by the Company’s wholly-owned Canadian subsidiary, Yukon Gold Corp. Management believes this suit is without merit and the Company has filed a defense against the suit and will continue to vigorously defend against it.

Item 4. Removed and Reserved

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Subsequent to the year ended April 30, 2011 on May 16, 2011, the Company merged into its wholly-owned subsidiary, a Nevada corporation, (referred to herein as the “Nevada Corporation”) being the surviving entity (the “Merger”). As a result, Yukon Gold Corporation, Inc. effected a re-domiciliation from the State of Delaware into the State of Nevada. The Nevada Corporation, also named “Yukon Gold Corporation, Inc.”, has authorized capital of 500,000,000 common shares. Pursuant to the terms of the Merger, each five (5) shares of the Company’s common stock immediately before the Merger were exchanged for one (1) share of common stock of the Nevada Corporation. As a result, 148,159,936 issued shares of the Company’s common stock were exchanged for 29,632,336 shares of the Nevada Corporation’s common stock. The par value of the Company common shares remains at $0.0001 per share. All references to common shares and per common share amounts have been retroactively adjusted from the date of inception to reflect the five-for-one reverse stock split, unless otherwise noted. As of August 11, 2011, there were 29,632,336 common shares of the Company outstanding, held by 619 shareholders of record.

Year ended April 30, 2010

The Company received subscriptions for 220,000 common shares for a total consideration of $44,000 through a non-brokered private placement. The Company issued 220,000 common shares.

On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. As per the terms of the Agreement, the Company issued to the Employee 50,000 common shares of the Company’s common stock. The Employee acknowledged that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledged that he will be considered as an affiliate for purposes of Rule 144.

Year ended April 30, 2011

On September 23, 2010 the Company accepted nine (9) subscriptions for a total of 17,464,080 common shares for a total consideration of $218,300 through a non-brokered private placement. The proceeds of the private placement were held in escrow pending the Company’s receipt of a Certificate of Good Standing from the Delaware Secretary of State. On October 28, 2010 the Company was issued the Certificate of Good Standing. On November 1, 2010, the balance of the proceeds from the private placement were released from escrow and transferred to the Company. On November 5, 2010 the 17,464,080 common shares were issued by the Company. Of that amount, 16,000,080 of the shares issued in connection with the private placement were exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder. The balance of 1,464,000 shares issued were exempt from registration under the Securities Act pursuant to Regulation D promulgated thereunder.

On November 3, 2010 the Company accepted one (1) subscription for 2,400,000 common shares for a total consideration of $30,000 through a non-brokered private placement and the shares were issued on November 5, 2010. The private placement was exempt from registration under the Securities Act pursuant to an exemption afforded by Regulation S promulgated thereunder.

On January 27, 2011 the Company accepted six (6) subscriptions for a total of 1,400,349 common shares for a total consideration of $17,500 through a non-brokered private placement. On February 3, 2011 the shares were issued. The private placement was exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder.

All of the investors that participated in such private placements were non-“U.S.-Persons.”

Other Sales or Issuances of Unregistered Securities

Year ended April 30, 2010

On September 28, 2009 the Company entered into an employment agreement (“Agreement”) with Douglas Oliver (the “Employee”) to serve as its President and Chief Executive Officer. As per the terms of the said agreement, the Company issued to the Employee 50,000 common shares of the Company’s common stock on April 29, 2010. The Employee acknowledged that such shares will be “restricted shares” subject to limitations on re-sale. The Employee further acknowledged that he will be considered as an affiliate for purposes of Rule 144.

Year ended April 30, 2011

There were no other sales or issuances of unregistered securities during the year ended April 30, 2011. Purchase Warrants The following table summarizes the warrants outstanding as of the year ended April 30, 2011.

Number of
	Warrants	Exercise
	Granted*	Prices*	Expiry Date
$
Outstanding at April 30, 2010 and average exercise price	100,000	1.20	December 19, 2012

Granted in year 2010-2011	-	-

Exercised in year 2010-2011	-	-
Cancelled in year 2010-2011	-	-
Expired in year 2010-2011	-	-
Expired in year 2010-2010	-	-
Expired in year 2010-2011	-	-
Expired in year 2010-2011	-	-
Expired in year 2010-2011	-	-
Outstanding at April 30, 2011 and average exercise price	100,000	1.25(CDN$1.20)	December 19, 2012

* Reflects the May 16, 2011 five-for-one reverse stock split described herein.

The warrants do not confer upon the holders any rights or interest as a shareholder of the Company. Outstanding Share Data As at August 11, 2011, 29,632,336 common shares of the Company were outstanding.

Of the options to purchase common shares issued to the Company’s directors, officers and consultants under the Company’s 2003 stock option plan, nil remained outstanding at April 30, 2011. The Company cannot issue any further options under the 2003 Plan. As of December 13, 2010 there were no longer any options reserved to be granted under the 2003 Plan.

Of the 2,899,044 options available to purchase common shares by the Company’s directors, officers and consultants under the Company’s 2006 stock option plan, 100,000 granted options remained outstanding with exercise prices ranging from $1.05 (CDN$1.00) to $2.05 (CDN$1.95) and expiry dates ranging from September 28, 2012 to April 8, 2013. If exercised, 100,000 common shares of the Company would be issued, generating proceeds of $166,420 (CDN$157,500).

On April 30, 2011, 100,000 share purchase warrants were exercisable at $1.25 (CDN$1.20) with an expiry date of December 19, 2012. If exercised, 100,000 common shares would be issued, generating proceeds of $125,000.

Number of
securities
remaining
available for
	Number of	Weighted-	future
	securities to	average	issuance
	be issued	exercise	under equity
	upon	price of	compensation
	exercise of	outstanding	plans
	outstanding	options,	(excluding
	options,	warrants	securities
	warrants	and	reflected in
	and rights *	rights *	column (a)) *
	(a)	(b)	(c)

Equity compensation plans approved by security holders	200,000	$2.90	2,799,044
Equity compensation plans not approved by securities holders	N/A	N/A	N/A
Total	200,000	$2.90	2,799,044

* Reflects the May 16, 2011 five-for-one reverse stock split described herein.

Our common stock is traded on the Over the Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol “YGDC.” The Over the Counter Bulletin Board does not have any quantitative or qualitative standards such as those required for companies listed on the Nasdaq Small Cap Market or National Market System. Our high and low sales prices of our common stock during the fiscal years ended April 30, 2011 and 2010 are as follows:

These quotations represent inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

FISCAL YEAR 2011	HIGH	LOW
First Quarter	$0.15	$0.01
Second Quarter	$0.15	$0.01
Third Quarter	$0.15	$0.01
Fourth Quarter	$0.16	$0.01

FISCAL YEAR 2010	HIGH	LOW
First Quarter	$0.06	$0.02
Second Quarter	$0.08	$0.02
Third Quarter	$0.07	$0.03
Fourth Quarter	$0.03	$0.02

Our Transfer Agent

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc. with offices at 200 Memorial Parkway, Atlantic Highlands, New Jersey, 07716. Their phone number is 732-872-2727. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of the Company’s stock.

Dividends

We have not declared any cash dividends on our common stock. We plan to retain any future earnings, if any, for exploration programs, administrative expenses and development of the Company and its assets.

Securities Authorized for Issuance Under Equity Compensation Plans

On October 28, 2003, we adopted the 2003 Stock Option Plan (the "2003 Plan") under which our officers, directors, consultants, advisors and employees may receive stock options. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 5,000,000. Options granted under the 2003 Plan were either "incentive stock options", intended to qualify as such under the provisions of section 422 of the Internal Revenue Code of 1986, as from time to time amended (the "Code") or "unqualified stock options". The 2003 Plan was administered by the Board of Directors.

On May 23, 2005, Yukon Gold filed a registration statement on Form S-8 with the SEC pursuant to which it registered 3,300,000 of the 5,000,000 shares of common stock reserved for issuance upon exercise of options granted pursuant to the 2003 Plan. On February 10, 2006 the board of directors adopted a policy of not accepting promissory notes from option holders as payment for the exercise of options. On January 19, 2007, the shareholders of the Company approved, subject to regulatory approval, the extension of 2,064,000 options held by all current officers, directors, consultants and employees in the 2003 Stock Option Plan. The Company cannot issue any further options under the 2003 Plan. As of December 13, 2010 there were no longer any options reserved to be granted under the 2003 Plan.

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

The following summarizes options outstanding as at April 30:

		Number of Shares *
	Option Price
Expiry Date	Per Share *
		2011	2010
15-Aug-10	$0.44(CDN$0.45)		62,500
13-Dec-10	$1.19	-	576,000
13-Dec-10	$1.19	-	88,000
28-Sep-12 *	$2.06(CDN$1.95)	20,000	20,000
14-Jan-13	$0.33(CDN$0.31)		75,000
14-Jan-13 *	$1.64(CDN$1.55)	70,000	70,000
8-Apr-13 *	$1.06(CDN$1.00)	10,000	10,000
		100,000	901,500

Weighted average exercise price at end of year		1.64	1.12

	Number of Shares
	2010-2011	2009-2010
Outstanding, beginning of year	901,500	2,653,500
Granted	-	-
Expired	(476,500)	(262,000)
Exercised	-	-
Forfeited	(325,000)	(1,290,000)
Cancelled	-	(200,000)
Outstanding, end of year	100,000	901,500
Exercisable, end of year	100,000	901,500

* Reflects the May 16, 2011 five-for-one reverse stock split described herein.

Subsequent to the year ended April 30, 2011 on May 16, 2011, Yukon Gold merged into its wholly-owned subsidiary, a Nevada corporation, with the Nevada corporation (referred to herein as the “Nevada Corporation”) being the surviving entity (the “Merger”). For more information regarding the re-domiciliation see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section should be read in conjunction with the accompanying audited financial statements and notes included in this report.

Discussion of Operations & Financial Condition Twelve months ended April 30, 2011

Yukon Gold has no source of revenue and we continue to operate at a loss. We expect our operating losses to continue for so long as we remain in an exploration stage and perhaps thereafter. As at April 30, 2011, we had accumulated losses of $15,235,900. These losses raise substantial doubt about our ability to continue as a going concern. Our ability to emerge from the exploration stage and conduct mining operations is dependent, in large part, upon our raising additional equity financing.

As described in greater detail below, the Company’s major endeavor over the year has been its effort to raise additional capital to meet its administrative expenses and pursue its exploration activities. The Company does not currently have any working capital to continue as a reporting company in the United States and Canada. We are working urgently working to obtain additional financing, which may entail the acquisition of new properties in order to attract such financing.

SELECTED ANNUAL INFORMATION

		April 30,		April 30,
		2011		2010
Revenues	$	Nil	$	Nil
Net loss from continuing operations		$(317,295)		$(318,279)
Net Income (Loss) from discontinued operation		$523,429		$(217,333)
Net Income (Loss)		$206,134		$(535,612)
Earnings (Loss) per share-basic and diluted		$0.01		$(0.07)
Total Assets		$58,544		$42,149
Total Liabilities		$93,256		$660,666
Cash dividends declared per share		Nil		Nil

The total assets for the year ended April 30, 2011 includes cash of $29,849, prepaid expenses and other receivables of $3,195 and equipment of $25,500. The total assets for the year ended April 30, 2010 included cash of $573, and assets of the discontinued operation which are comprised of cash of $960 and prepaid expenses and other receivables of $12,748 and equipment of $27,868.

Revenues

No revenue was generated by the Company’s operations during the years ended April 30, 2011 and April 30, 2010.

Net Loss

The Company’s expenses are reflected in the Statements of Operations under the category of Operating Expenses. To meet the criteria of United States generally accepted accounting principles (“GAAP”), all general and administrative costs related to projects are charged to operations in the year incurred.

The significant components of expense that have contributed to the total operating expense are discussed as follows:

(a) General and Administrative Expense

Included in operating expenses for the year ended April 30, 2011 is general and administrative expense of $312,795, as compared with $318,279 for the year ended April 30, 2010. General and administrative expense represents a majority of the total operating expense for the year ended April 30, 2011 and for the year ended April 30, 2010. General and administrative expense decreased by $5,484 in the current year, compared to the prior year. The decrease in this expense is mainly due to decrease in overall administrative expenses by management.

BANKRUPTCY OF YUKON GOLD CORP.

During the quarter ended January 31, 2011, the efforts of Lance, to settle or acquire all of the debts of the Company’s wholly-owned Canadian subsidiary, YGC, were not successful. YGC had material outstanding obligations with its creditors who strongly indicated an unwillingness to settle. As neither YGC nor the Company had an ability to satisfy these material obligations, on October 6, 2010, the Company’s board of directors resolved to cause YGC to seek relief in a bankruptcy proceeding in Ontario, Canada where YGC was domiciled. On November 15, 2010, the Company’s wholly-owned subsidiary, YGC declared bankruptcy with the Office of the Superintendent of Bankruptcy Canada and appointed a trustee under the Bankruptcy and Insolvency Act. A Certificate of Appointment, under Section 49 of the Act; Rule 85, was filed in the Office of the Superintendent of Bankruptcy Canada, in the District of Ontario, Hamilton Division.

On August 31, 2010, the Company and its subsidiary YGC, entered into a Note Purchase and Security Agreement with Lance granting a security interest of $375,000 in settlement of certain payables of the Company that had been purchased by Lance. The Note Purchase and Security Agreement was registered by Lance against its mineral property (the “Marg Property”) on October 15, 2010. Subsequent to the bankruptcy of YGC, on November 23, 2010, Lance issued a Notice of Default to the Company and the Trustee in bankruptcy, in accordance with the provisions of Article 5 of the Note Purchase and Security Agreement and further, in accordance with the provision of Article 6, demanded payment in full of the entire amount of the $375,000 note plus accrued interest. The trustee arranged settlement of the liability with Lance by way of transfer of title to the Marg Property and as a result YGC lost its interest in the Marg Property. Effective November 15, 2010, the Company’s ownership interests in YGC were cancelled. Consequently, the results of YGC are not included in the results of the Company subsequent to November 15, 2010. The deconsolidation of the Canadian subsidiary YGC in November 2010 resulted in the elimination of the accumulated deficit attributable to YGC from Yukon Gold Corporation, Inc.’s consolidated stockholders’ deficiency and elimination of the accumulated other comprehensive loss on translation during consolidation. Net income of the discontinued operation was comprised of:

Gain on deconsolidation	$530,495
Net loss of YGC for the six month period ended October 31, 2010 and to November 15, 2010	(7,066)
Net income of the discontinued operation	$523,429

The comparative figures for the year ended April 30, 2010 in the balance sheet have been reclassified in accordance with the current period’s presentation. All balance sheet figures of YGC included as part of the consolidation for the year ended April 30, 2010, are included as the discontinued operation.

Similarly the comparative figures in the income statement and in the cash flow statement for the year ended April 30, 2010 have been reclassified in accordance with the current period’s presentation. All prior period figures relating to YGC included as part of the consolidation for the year ended April 30, 2010, have been included in the discontinued operation. As a result, the earnings (loss) per share for the period has been reclassified as earnings (loss) per share from continued operations as well as from the discontinued operation.

Liquidity and Capital Resources

The following table summarizes the Company’s cash flows and cash in hand:

	April 30,	April 30,
	2011	2010
Cash	$29,849	$573
Working capital deficit	$(60,212)	$(646,385)
Cash used in operating activities	$(479,524)	$(262,448)
Cash used in investing activities	$(30,000)	$110,306
Cash provided by financing activities	$538,800	$143,366

As at April 30, 2011 the Company had working capital deficit of $(60,212) as compared to a working capital deficit of $(646,385) in the previous year. During the current year the Company raised (net) $265,800 by subscription/issue of shares for cash. During the prior year the Company raised (net) $44,000 by subscription/issue of shares for cash. The Company invested $30,000 (prior year $110,306) in acquisition of capital assets.

Off-Balance Sheet Arrangement

The Company had no Off-Balance sheet arrangements as of April 30, 2011 or as of April 30, 2010.

Contractual Obligations and Commercial Commitments

On October 1, 2010, the Company entered into a consulting agreement (the “Agreement”) with Lance to provide bookkeeping, administrative and other services for $7,500 per month. The Company further agreed to reimburse Lance for all expenses incurred with respect to the operation of the administration of the Company provided that these expenses are incurred substantially in accordance with monthly and annual budgets to be prepared by Lance and approved by the Board of Directors of the Company from time to time. The term of this Agreement is one (1) year and automatically renews from year to year unless terminated upon 30 days prior written notice by either party.

Subsequent Events

a) RE-DOMICILIATION

Subsequent to the year ended April 30, 2011 on May 16, 2011, the Company merged into its wholly-owned subsidiary, a Nevada corporation, (referred to herein as the “Nevada Corporation”) being the surviving entity (the “Merger”). As a result, Yukon Gold Corporation Inc. effected a re-domiciliation from the State of Delaware into the State of Nevada. The Nevada Corporation, also named “Yukon Gold Corporation, Inc.”, has authorized capital of 500,000,000 common shares. Pursuant to the terms of the Merger, each five (5) shares of the Company’s common stock immediately before the Merger were exchanged for one (1) share of common stock of the Nevada Corporation. As a result, 148,159,936 issued shares of the Company’s common stock were exchanged for 29,632,336 shares of the Nevada Corporation’s common stock. In addition 500,000 warrants and 500,000 stock options of the Company were exchanged for 100,000 warrants and 100,000 stock options of the Nevada Corporation.

b) Yukon Gold’s shares continue to trade on the OTC Bulletin Board under the symbol “YGDC”. The Board of Directors and management of Yukon Gold were not changed as a result of the merger. All of the assets, rights and liabilities of the Company were assumed by the surviving Nevada Corporation. The Merger was approved by the written consent of a majority of the Company’s shareholders.

c) Subsequent to the year ended April 30, 2011 Lance Capital Ltd. loaned the Company a total of $40,644 (CDN$39,500) to cover operating costs.

Recently Adopted Accounting Guidance

On May 1, 2010, the Company adopted FASB ASU 2010-06, Fair Value Measurements and Disclosures (ASU 2010-06). ASU 2010-06 updates FASB ASC 820, Fair Value Measurements. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. There was no material impact on the Company’s financial statements related to the adoption of this guidance.

Business Combinations: In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The new guidance specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance applies prospectively to us for business combinations which occur on or after may 1, 2011. The impact of these new provisions on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

Fair Value: In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new guidance does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GASP or International Financial Reporting Standards (“IFRSs”). The new guidance also changes the working used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements and it clarifies the FASB’s intent about the application of existing fair value measurements. The new guidance applies prospectively and is effective for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. If presented in a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with a total of comprehensive income in that statement. If presented in the two-statement approach, the first statement which is the statement of net income, should present components of net income and total net income followed consecutively by a second statement which is the statement of other comprehensive income, that should present the components of other comprehensive income, total other comprehensive income and a total amount for comprehensive income. Regardless of the method used, the entity if required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The new guidance is effective retrospectively for fiscal years, and interim periods within those fiscal years beginning after December 15, 2011. We will adopt the provisions of this new guidance on January 1, 2012. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements, the reported amount of revenues and expenses during the reporting period and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, particularly those related to the determination of the accrued liabilities. To the extent actual results differ from those estimates; our future results of operations may be affected.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

See the financial statements and report of Schwartz Levitsky Feldman, LLP contained in this report.

Item 9. Change in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based on its assessment, management concluded that, as of April 30, 2011, the Company's internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Board has Assumed Responsibilities of Audit Committee

The Board of Directors has two members, of which one member is independent. The Board of Directors has assumed the role of the Audit Committee.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS

The following table represents the Board of Directors and the senior management of the Company as of April 30, 2011. Each director will serve until the next meeting of shareholders or until replaced. Each officer serves at the discretion of the Board of Directors. Each individual's background is described below.

Name	Age	Position	Position Held Since
J.L. Guerra, Jr.	55	President & CEO Chairman of the Board Director	21-Mar-2011 11-Jul-2006 2-Nov-2005
Howard Barth	59	Director	17-Mar-2011
Joanne Hughes	54	VP, Operations	15-Sep-2010
Kathy Chapman	53	Chief Financial Officer Corp. Secretary	2-Sep-2010 2-Sep-2010

Reorganization of Officers and Directors

On September 1, 2010, Rakesh Malhotra resigned as Chief Financial Officer.

On September 2, 2010, Kathy Chapman was appointed Chief Financial Officer and Corporate Secretary.

On September 15, 2010, Joanne Hughes was appointed Vice President, Operations.

On March 17, 2011, the Board of Directors appointed Howard Barth a director.

On March 21, 2011, Douglas Oliver resigned as a director, Chief Executive Officer and President.

On March 21, 2011, Charles William Reed resigned as a director.

On March 21, 2011, the Board of Directors appointed J. L. Guerra, Jr. President and Chief Executive Officer.

The following is a description of each member of our Board of Directors and our management.

Directors

J.L. Guerra, Jr., President and Chief Executive Officer, and Chairman of the Board

Mr. Guerra, Jr. has over twenty years of experience operating his own businesses in the real estate brokerage, acquisition and development business in San Antonio, Texas. Mr. Guerra, Jr. has acquired and sold industrial buildings, warehouses, office buildings and raw land for investors and investment entities. His current projects include acquisition, planning and development of residential, golf and resort properties, specifically Canyon Springs in San Antonio, Texas. Mr. Guerra, Jr. also has experience with venture capital projects and has raised substantial capital for numerous projects in mining, hi-tech and other areas. Mr. Guerra, Jr. lives in San Antonio, Texas. Mr. Guerra is 55 years old.

Howard Barth, Director

Mr. Barth has operated his own public accounting firm in Toronto since 1985 and has over 30 years experience as a public accountant serving a wide variety of clientele. He serves as a Director for Offshore Petroleum Corp. He also serves as a Director and Chairman of the Audit Committee for China Auto Logistics Inc. (a Nasdaq listed company) and Guanwei Recycling Corp. (a Nasdaq listed company). Previously, he has served as Director and Chairman of the Audit Committee for Nuinsco Resources Limited (a TSX listed company), Orsus Xelent Technologies Inc. ( an Amex listed company) and as a Director and a member of the Audit Committee for Yukon Gold Corporation, Inc. (at the time, dual listed on the OTCBB and TSX), and as a Director of Uranium Hunter Corporation (an OTCBB listed company). Mr. Barth is a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. Mr. Barth is 59 years old.

Officers

Kathy Chapman, Chief Financial Officer and Corporate Secretary

Mrs. Chapman has worked for the Company since its inception in May, 2000 holding the positions of Accounting Manager and Chief Administrative Officer. On September 2, 2010 Mrs. Chapman was appointed Chief Financial Officer and Corporate Secretary. Mrs. Chapman has over 30 years combined experience in accounting, administration, human resources, management, financial control and regulatory compliance in both Canadian and US public companies. Mrs. Chapman is Co-Chair of Women In Mining Toronto Branch and a Director of Women In Mining Canada. Mrs. Chapman is 53 years old.

Joanne Hughes, VP, Operations

Joanne Hughes of Burlington, Ontario, was appointed as Vice President, Operations of Yukon Gold Corporation, Inc. on September 15, 2010. Ms. Hughes has over 20 years experience in the areas of corporate administration and regulatory compliance. Ms. Hughes also served as an officer of another exploration stage mining company in the United States. Ms. Hughes is employed by Lance Capital Ltd. and provides legal and administrative support to the Company and its clients. Prior to joining the team at Lance Capital Ltd. in 2006, Ms. Hughes spent 10 years as an executive assistant to the CEO, CFO and internal counsel of a publicly held Canadian corporation. Ms. Hughes is 54 years old.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s Directors and officers, and persons who own more than 10% of a registered class of the Company’s equity securities (“Section 16 Persons”), to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Section 16 Persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on the Company’s review of the forms it has received, on other reports filed by Section 16 Persons with the SEC and on the Company’s records, the Company believes that during the twelve month period ended April 30, 2011 the following reports were filed late:

			Number of
		Number	Transactions
Name	Form Type	of Filings	Reported

J.L. Guerra, Jr.	Form 4	2	4
Douglas H. Oliver	Form 3	1	1

Item 11. Executive Compensation

(a) Compensation of Officers

The following table shows the compensation paid during the last three fiscal years ended April 30, 2011, 2010 and 2009 for the Chief Executive Officer and the next two most highly compensated officers of the Company.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
					Awards		Payout
						Securities
						Underlying
					Restricted	Options &		All
Name and	Year			Other Annual	Stock	Warrants/SAR	LTIP	Other
Principal	April	Salary	Bonus	Compensation	Award(s)	Granted	Payouts	Compensation
Position	30,	($)	($)	($)	($)	(#)	($)	($)

J.L. Guerra, Jr.	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO (3)	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	1,311	Nil	Nil	Nil	Nil

Kathy Chapman	2011	Nil	Nil	35,915	Nil	Nil	Nil	Nil
Chief Financial	2010	32,959	Nil	18,375	Nil	Nil	Nil	Nil
Officer (4)	2009	55,885	Nil	Nil	Nil	Nil	Nil	Nil

Joanne Hughes	2011	Nil	Nil	18,217	Nil	Nil	Nil	Nil
VP, Operations	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(6)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Cletus Ryan	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former VP	2010	Nil	Nil	22,642	Nil	Nil	Nil	Nil
Corp. Dev. (2)	2009	Nil	Nil	96,335	Nil	Nil	Nil	Nil

Ronald Mann	2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Former CEO (1)	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	103,767	Nil	Nil	Nil	Nil

Douglas Oliver	2011	Nil	Nil	43,011	Nil	Nil	Nil	Nil
Former CEO (5)	2010	Nil	Nil	129,813	*50,000	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil

* Reflects the May 16, 2011 five-for-one reverse stock split described herein.

(1) Mr. Ronald Mann became President and CEO of the Company on December 15, 2007 following the resignation of Mr. Paul Gorman as CEO on December 13, 2007. Mr. Mann also became President and CEO of YGC on January 10, 2008. Mr. Mann resigned from all positions on December 12, 2008.

(2) On December 15, 2007 Cletus Ryan became VP Corporate Development of the Company. Mr. Ryan’s services were terminated due to downsizing of the Company on July 31, 2009.

(3) On December 12, 2008 the Company appointed J.L. Guerra, Jr. President and Chief Executive Officer of the Company, following the resignation of Mr. Ronald Mann. Mr. Guerra, Jr. is also the Chairman of the Company’s board of directors. On September 28, 2009 Mr. Guerra, Jr. resigned as President and Chief Executive Officer of the Company and Mr. Douglas Oliver was appointed President and Chief Executive Officer. On March 21, 2011, the Company appointed Mr. Guerra President and Chief Executive Officer following the resignation of Mr. Oliver.

(4) On August 1, 2008 the Company appointed Kathy Chapman Chief Administrative Officer. Due to downsizing Mrs. Chapman’s services were terminated on September 4, 2009. Mrs. Chapman remained Interim Corporate Secretary. On September 2, 2010, Mrs. Chapman was appointed Chief Financial Officer and Corporate Secretary. Mrs. Chapman is not paid by the Company but is employed by Lance Capital Ltd. who bills the Company for her hours.

(5) On September 28, 2009 Mr. Douglas Oliver was appointed President and Chief Executive Officer of the Company. On March 21, 2011, Mr. Oliver resigned as a director, President and Chief Executive Officer.

(6) On September 15, 2010 the Company appointed Joanne Hughes VP, Operations. Ms. Hughes is not paid by the Company but is employed by Lance Capital Ltd. who bills the Company for her hours.

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

(c) Options and Stock Appreciation Rights (SARs)

OPTIONS/SAR GRANTS DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

No stock options or warrants were granted to the named executive officers during the fiscal year ended April 30, 2011.

During the fiscal year ended April 30, 2011 there has been no re-pricing of stock options held by any named executive officer.

OPTIONS/SAR EXERCISED DURING THE MOST RECENTLY COMPLETED FISCAL YEAR

The following table provides detailed information regarding options exercised by the named executive officers during the fiscal year ended April 30, 2011 and options held by the named executive officers as at April 30, 2011.

			# of
			shares
	Shares acquired on	Value	under- lying
Name and	Exercise	Realized	options
Principal			at year
Position	(#)	($)	end*

Douglas Oliver
Former Chief Executive Officer	0	N/A	NIL

J.L. Guerra, Jr.
Chief Executive Officer	0	N/A	50,000

Rakesh Malhotra
Former Chief Financial Officer	0	N/A	NIL

Kathy Chapman
Chief Financial Officer	0	N/A	15,000

* Reflects the May 16, 2011 five-for-one reverse stock split described herein.

On January 19, 2007, the shareholders of the Company approved, subject to regulatory approval, the extension of 2,064,000 options held by all current officers, directors, consultants and employees in the 2003 Stock Option Plan. The Company cannot issue any further options under the 2003 Plan. As of December 13, 2010 there were no longer any options reserved to be granted under the 2003 Plan.

On January 19, 2007, the shareholders of the Company approved, subject to regulatory approval, the adding of an additional 2,000,000 common shares of stock to the 2006 Stock Option Plan.

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

(d) Compensation of Directors

Directors are not paid any fees in their capacity as directors of the Company, except for the members of the Audit Committee who are paid $528 (CDN$500) for each Audit Committee meeting they attend. Due to the financial condition of the Company, the members of the Audit Committee decided that as of January 1, 2009 they would no longer accept payment for attending Audit Committee meetings. The directors are entitled to participate in the Company’s stock option plan.

Other Arrangements

None of the directors of the Company were compensated in their capacity as a director by the Company during the fiscal year ended April 30, 2011 pursuant to any other arrangement.

Indebtedness of Directors and Executive Officers

None of the directors or executive officers of the Company were indebted to the Company during the fiscal year ended April 30, 2011, including under any securities purchase or other program.

Item 12. Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

The Company has 29,632,336 shares of common stock issued and outstanding as at August 11, 2011. Subsequent to the year ended April 30, 2011 on May 16, 2011, Yukon Gold merged into its wholly-owned subsidiary, a Nevada corporation, with the Nevada corporation (referred to herein as the “Nevada Corporation”) being the surviving entity (the “Merger”). As a result, Yukon Gold effected a re-domiciliation from the State of Delaware into the State of Nevada. The Nevada Corporation, also named “Yukon Gold Corporation, Inc.”, has authorized capital of 500,000,000 common shares. Pursuant to the terms of the Merger, each five (5) shares of the Company’s common stock immediately before the Merger were exchanged for one (1) share of common stock of the Nevada Corporation As a result, 148,159,936 issued shares of the Company’s common stock were exchanged for 29,632,336 shares of the Nevada Corporation’s common stock. In addition 500,000 warrants and 500,000 stock options of the Company were exchanged for 100,000 warrants and 100,000 stock options of the Nevada Corporation.

Yukon Gold’s shares continue to trade on the OTC Bulletin Board under the symbol “YGDC”. The Board of Directors and management of Yukon Gold were not changed as a result of the merger. All of the assets, rights and liabilities of the Company were assumed by the surviving Nevada Corporation. The Merger was approved by the written consent of a majority of the Company’s shareholders.

Consequently, for purposes of describing shareholder voting rights, we have included in the table below the number of common shares of Yukon Gold Corporation, Inc. (Yukon Gold) held by the officers and directors of the Company. The last column of the table below reflects the voting rights of each officer and/or director as a percentage of the total voting shares (common shares of Yukon Gold) as of August 11, 2011.

Name and Address Of Beneficial Owner	Number of Shares of Common Stock	Percentage of Class Held
Joanne Hughes 1415 Hazelton Blvd, #32 Burlington, ON L7P 4W6	1,280,000	4.3% of Yukon Gold Common Shares
Kathy Chapman (1) 567 Paris Rd. RR#1 Paris, ON N3L 3E1	1,295,000	4.4% of Yukon Gold Common Shares
Jose L. Guerra, Jr. (2) 1611 Greystone Ridge San Antonio, TX 78258	1,414,936	4.8% of Yukon Gold Common Shares
Howard Barth 16 Sycamore Dr Thornhill, ON L3T 5V4	0	0% of Yukon Gold Common Shares
TOTAL	3,989,936	13.5%

(1)	Mrs. Chapman controls 1,295,000 shares which include 15,000 stock options

(2)	Mr. Guerra, Jr. controls 1,414,936 shares which include options, shares owned indirectly and shares over which he influences voting control.

As a group Management and the Directors own 13.5% of the issued and outstanding shares of Yukon Gold.

Item 13. Certain Relationships and Related Transactions

2010-2011

The Company expensed a total of $nil in consulting fees & wages to the Company’s Board of Directors, and $102,643 to five of its officers.

No director or officer exercised stock options during the year ended April 30, 2011.

2009-2010

The Company expensed a total of $nil in consulting fees & wages to the Company’s Board of Directors, and $13,903 to two of its officers.

No director or officer exercised stock options during the year ended April 30, 2010.

Item 14. Principal Accountant Fees and Services

The Company appointed Schwartz Levitsky Feldman, LLP as independent auditors to audit the financial statements of the Company for the fiscal year ended April 30, 2011. This appointment was confirmed by a vote of shareholders held on March 18, 2008.

Audit Fees. The Company paid to Schwartz Levitsky Feldman, LLP audit and audit related fees of approximately $19,250 in 2011 and $18,704 (CDN$19,000) in 2010.

The Company paid $nil to Schwartz Levitsky Feldman, LLP for tax services in 2011 and $nil for tax services in 2010.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits and Reports on Form 8-K

The Financials Statements and Report of Schwartz Levitsky Feldman LLP which are set forth in the index to Financial Statements are filed as part of this report.

Index to Exhibits

Financial Statements

Consent of Independent Auditors	23.1

Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	31.1

Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

Certification by the Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Report of Independent Registered Public Accounting Firm	F1

Balance Sheets as at April 30, 2011and April 30, 2010	F2-F3

Statements of Operations for the years ended April 30, 2011and April 30, 2010 and for the period from inception to April 30, 2011	F4

Statements of Cash Flows for the years ended April 30, 2011 and April 30, 2010 and for the period from inception to April 30, 2011	F5

Statements of Changes in Stockholders’ Deficiency for the period from inception to April 30, 2011	F6-F9

Notes to Financial Statements	F10-F29

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2011.

YUKON GOLD CORPORATION, INC

By: /s/ J. L. Guerra, Jr.
J. L. Guerra, Jr.
Chief Executive Officer
Yukon Gold Corporation, Inc.

By: /s/ Kathy Chapman
Kathy Chapman
Chief Financial Officer
Yukon Gold Corporation, Inc.