Form 10-K
period 2020-12-31
VetaNova Inc.
filed 2021-03-26
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51068

VETANOVA INC

(Exact name of registrant as specified in its charter)

Nevada	85-1736272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

335 A Josephine St. Denver CO	80206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (303) 248-6883

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act:

[ ] Large Accelerated Filer	[ ] Accelerated Filer
[ ] Non-accelerated Filer (do not check if a smaller reporting company)	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 31, 2020, 194,971,866 shares of the registrant’s Common Stock were outstanding. As of December 31, 2020, the last business day of the registrant’s most recent completed fiscal year, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $1,524,341 based on the last sale price as reported by the Over-The-Counter-Bulletin-Board on such date. The number of shares of the registrant’s common stock outstanding as of March 25, 2021 is 215,475,502.

FORWARD LOOKING STATEMENTS

This registration statement contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target” or “will” or variations of such words or similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon currently available information, operating plans, and projections about future events and trends. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this registration statement. These risks and uncertainties include those set forth under the heading “Risk Factors” and elsewhere in this registration statement. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Unless the context requires otherwise, references in this registration statement to “the Company,” “our company,” “our,” “us,” “we” and similar terms refer to VETANOVA INC.

VETANOVA and the VETANOVA logo design are our trademarks. For convenience, these trademarks appear in this registration statement without ™ symbols, but that practice does not mean that we will not assert, to the fullest extent under applicable law, our rights to the trademarks. This registration statement may include trademarks, tradenames and service marks owned by other organizations.

2

VETANOVA INC

Annual report on form 10-k

year ended december 31, 2020

PART I

Item 1. Business

The Company is in the business of building and operating solar powered, state of the art, greenhouse facilities which will grow fruits and vegetables for distribution to local markets along the I-25 corridor in Colorado.

As its initial development project, the Company expects to purchase, develop and operate four adjoining parcels of approximately 39 acres each, totaling approximately 157 acres in rural Pueblo County, Colorado (“Pueblo Complex”). The Pueblo Complex is currently majority owned by VitaNova Partners, LLC (“VitaNova”). The Pueblo Complex has an existing greenhouse facility consisting of 90,000 sq ft of growing space and 15,000 sq ft of warehouse space, another partially built greenhouse and two parcels of vacant land.

In 2020, VitaNova began acquiring and now owns or controls a supermajority of the equity interests of the four parcels in the Pueblo Complex. The Pueblo Complex was significantly underpowered with only 300KVA of electrical power and no natural gas available. The lack of power made the initial greenhouse facility unsuitable for its intended purpose. Since acquiring control VitaNova has installed 1500KVA electrical service and is retrofitting the existing greenhouse with electrical environmental equipment that can be solar powered.

The Company received preliminary approval from C-PACE, a Colorado specialized solar financing program developed by federal, state and county governments. The Company is in the process of developing engineering necessary to complete the C-Pace financing application.

The Company recently completed a private placement and raised $556,129 by issuing 55,612,831 common shares along with 55,612,831 2-year warrants exercisable at $0.20 per share. VitaNova and John McKowen (“McKowen”) are considered affiliates and control entities of the Company. The Company currently has no independent directors. Both VitaNova and the Company have a common board member, Mr. McKowen. The Company expects to appoint independent directors after the purchase of Directors and Officers insurance.

On July 5, 2018, Mr. McKowen purchased a control block of 440,000 common shares of the acquired shell and appointed himself as its sole board member and Chief Executive Officer. On July 17, 2020, Mr. McKowen transferred the control block to VitaNova and began restructuring the Company. The Company currently is a non reporting publicly traded shell on OTC Market Pink Sheets, symbol VTNA. As part of the restructuring, the Company issued 55,612,837 common shares to VitaNova and 29,369,230 common shares to Mr. McKowen, which is proportional to Mr. McKowen’s ownership of VitaNova.

Mr. McKowen was also issued 58,738,460 shares that are subject to repurchase by the Company for a price of $0.0001 per share, of which 29,369,230 shares will be released from repurchase if warrants issued in Company’s recent private placement are exercised to acquire at least 42,140,266 shares of Common Stock; and 29,369,230 shares will be released from repurchase if, prior to December 31, 2022, the Company completes a “sale lease back” of a solar powered property and receives gross proceeds of a least $6,000,000 from the sale. For purposes of federal securities laws, Mr. McKowen is deemed to beneficially own 56,052,837 shares purchased by VitaNova because of his ability to control VitaNova, as an officer and member of VitaNova.

On February 1, 2021, the Company filed a registration statement Form 10 to voluntarily register common stock, par value $.0001 per share of the Company, pursuant to Section 12(g) of the Securities Exchange Act of 1934, or the Exchange Act. The Company believes that when the Form 10 becomes effective, 60 days after the Form 10 filing, it will no longer be a shell company.

Item 1A. Risk Factors

The risks set out below are not exhaustive and do not comprise all of the risks associated with an investment in the Company. Additional risks and uncertainties not currently known to the Company and the Company’s management or currently deem immaterial may also have a material adverse effect on the Company’s business, financial condition, results of operations, prospects and/or its share price. As used herein, references to “we,” “us” and “our” are intended to refer to the Company and management.

In addition to reviewing other information in this information statement, you should carefully consider the following risk factors when evaluating us.

Our success will depend, to a large degree, on the expertise and experience of our sole executive officer.

Effective June 27, 2018, John McKowen was appointed to be our Chief Executive Officer. Mr. McKowen is our sole executive officer. Our success in identifying investment opportunities and pursuing and managing such investments will be, to a large degree, dependent upon Mr. McKowen’s expertise and experience and his ability to attract and retain quality personnel. We do not maintain a key person life insurance policy on Mr. McKowen. The loss of Mr. McKowen would significantly delay or prevent the achievement of our business objectives. If Mr. McKowen is unable or unwilling to continue his employment with us, we may not be able to replace him in a timely manner and we will have no executive personnel with experience operating our company. We may incur additional expenses to recruit and retain qualified replacements.

John McKowen holds 88,107,690 or approximately 45.19% of the outstanding shares of the Company. VitaNova, a related party, holds another 56,052,837 or approximately 28.75% of the outstanding shares. John McKowen is the largest shareholder of VitaNova and its CEO. John McKowen currently controls the votes of approximately 73.94% Company’s outstanding shares. As a result, John McKowen is able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation, approval of mergers, and other business combination transactions requiring stockholder approval, John McKowen can dictate the direction of the Company through his voting power, which may create conflicts of interest with other shareholders.

Our current management resources may not be sufficient for the future, and we have no assurance that we can attract additional qualified personnel.

There can be no assurance that the current level of management is sufficient to perform all responsibilities necessary or beneficial for management to perform. Our success in attracting additional qualified personnel will depend on many factors, including our ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that we will be successful in attracting highly qualified individuals in key management positions.

The requirements of being a public company may strain our resources and distract management.

As a result of filing the registration statement, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Ineffective internal controls could impact the Company’s business and operating results.

The Company’s internal control over financial reporting may not prevent or detect misstatements because of the inherent limitations of internal controls, including the possibility of human error, the circumvention or overriding of controls, poorly designed or ineffective controls, or fraud. Internal controls that are deemed to be effective can provide only reasonable assurance with respect to the preparation and fair presentation of the Company’s financial statements. If the Company fails to maintain the adequacy of its internal controls, including the failure to implement new or improve existing controls, or fails to properly execute or properly test these controls, the Company’s business and operating results could be negatively impacted and the Company could fail to meet its financial reporting obligations.

Risks Related to Covid-19.

COVID-19 continues to impact worldwide economic activity, and the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, which are creating disruption in global supply chains such as closures or other restrictions on the conduct of business operations of manufacturers, suppliers and vendors. The increased global demand on shipping and transport services may cause us to experience delays in the future, which could impact our ability to obtain materials or build our greenhouses in a timely manner. These factors could otherwise disrupt our operations and could negatively impact our business, financial condition and results of operations.

Although we have not experienced material financial impacts due to the pandemic, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows. Although our business is considered an “essential business,” the COVID-19 pandemic could result in labor shortages, which could result in our inability to plant and harvest crops at full capacity and could result in spoilage or loss of unharvested crops. The impact of COVID-19 on any of our suppliers, distributors, transportation or logistics providers may negatively affect our costs of operation and our supply chain. If the disruptions caused by COVID-19, including decreased availability of labor, continue for an extended period of time, our ability to meet the demands of distributors and customers may be materially impacted.

Further, COVID-19 may impact customer and consumer demand. Retail and grocery stores may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase these products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations and future growing seasons.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could negatively impact our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Risks Relating to Our Financial Condition

If our business plans are not successful, we may not be able to continue operations as a going concern and our shareholders may lose their entire investment in us.

We need to incur additional debt or issue equity in order to fund working capital requirements and to make real estate acquisitions and other investments. We cannot assure you that debt or equity financing will be available to us on acceptable terms or at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business.

If we raise funds through the issuance of debt or equity, any debt securities or preferred stock issued may have rights, preferences and privileges senior to those of holders of our common stock in the event of a liquidation, and the terms of the debt securities may impose restrictions on our operations. If we raise funds through the issuance of equity, the issuance will dilute your ownership interest.

Risks Relating to Our Business

Our limited operating history makes it difficult for investors to evaluate our business.

Thus, there is a very limited operating history upon which an evaluation of our business and prospects can be based. Our business and prospects must be considered in light of the risks, expenses and difficulties encountered by companies in their early stages of development, particularly companies in new and rapidly changing markets, such is ours.

We are in the process of identifying distressed properties to purchase, rehabilitate and lease to tenants. As we acquire properties to lease, we will be dependent on a small number of tenants for the Company’s revenue. Further there is no guarantee that we can acquire additional properties or tenants.

We expect to acquire real estate properties, “as is” with only limited representation and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligent efforts. If environmental contamination exists on properties we acquire or develop after acquisition, we could become subject to liability for the contamination. As a result, if defects in the property (including any building on the property) or other matters adversely affecting the property are discovered, including but not limited to environmental matters, we may not be able to pursue a claim for any or all of the damages against the property seller. Such a situation could harm our business, financial condition, liquidity and results of operations.

We expect to acquire real estate assets, which we intend to finance primarily through newly issued equity or debt. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our current and potential future earnings. If we are unable to obtain capital on terms and conditions, we find acceptable, we will likely have to reduce the number of properties we purchase.

We face significant risks associated with the development and redevelopment of the properties we acquire. Development and redevelopment entail risks that could adversely impact our financial position and results of operations including:

●	construction costs, which may exceed our estimates due to increases in materials, labor or other costs, which could make the project less profitable and require us to commit additional funds to complete the project;
●	permitting or construction delays, which may result in increased project costs, as well as deferred revenue;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which could make the project less profitable;
●	health and safety incidents and accidents;
●	poor performance or nonperformance with any of our contractors, subcontractors or other third parties on whom we rely;
●	unforeseen engineering, environmental or geological problems, which may result in delays or increased costs;
●	labor stoppages, slowdowns or interruptions;
●	liabilities, expenses or project delays, stoppages or interruptions as a result of challenges by third parties in legal proceedings; and weather-related and geological interference, including hurricanes, earthquakes, landslides, floods, drought, wildfires and other events, which may result in delays or increased costs.

Risks Related to Our Common Stock

To finance our planned operations, we may sell additional shares of our stock. Any additional equity financing that we receive may involve substantial dilution to our pre-financing shareholders. We may also issue stock to acquire assets or businesses. In the event that any such shares are issued, the proportionate ownership and voting power of other shareholders will be reduced.

Because we do not anticipate paying any dividends in the near future, investors in our common stock probably will not derive any profits from their investment in us for the foreseeable future, other than through any price appreciation of our common stock. Thus, it is likely that investor profits, if any, will be limited for the near future.

The market prices for our common stock may be volatile. In addition, the trading volume may fluctuate, resulting in significant price variations. Some of the factors that could negatively affect the share price or results in fluctuations in the price or trading volume of our common stock include:

●	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects:
●	changes in government policies, regulations or laws;
●	the performance of our current property and additional properties we acquire;
●	our ability to make acquisitions on preferable terms or at all;
●	equity issuances by us or share resales by our stockholders, or the perception that such issuances or resales may occur;
●	actual or anticipated accounting problems;
●	changes in market values of similar companies;
●	adverse market reaction to any increased indebtedness we may incur in the future;
●	interest rate changes;
●	additions to or departures of our senior management team;
●	speculation in the press or negative press in general; and
●	market and economic conditions generally, including the current state of the credit and capital markets and the market and economic conditions.

Our common stock is quoted only on the OTC Pink marketplace, which may make it more difficult for you to resell shares when you want at prices you find attractive.

Our common shares trade on the OTC Bulletin Board, which is an electronic quotation medium used by subscribing broker-dealers to reflect dealer quotations on a real-time basis. This over-the-counter market provides significantly less liquidity and regulatory oversight than the Nasdaq Stock Market. Securities that are thinly traded on the OTC Bulletin Board often experience a significant spread between the market maker’s bid and asked prices. Therefore, prices for actual transactions in securities traded on the OTC Bulletin Board may be difficult to obtain and holders of our common stock may be unable to resell their shares when they want at prices they find attractive.

Shares that are eligible for future sale may have an adverse effect on the price of our common stock.

The regulation of penny stocks by SEC and FINRA may discourage the tradability of Common Stock.

We are classified as a “penny stock” company. The Common Stock currently trades on the OTC Market and is subject to an SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 (not including the principal residence) or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker- dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that may develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the SEC has adopted a number of rules to regulate “penny stocks,” including Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7 and 15g-9 under the Exchange Act. Our Common Stock constitutes a “penny stock” within the meaning of these rules, and these rules impose additional regulatory burdens that may affect the ability of holders to sell Common Stock in any market that may develop.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse, including:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;
●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, causing investor losses.

We generally are not in a position to dictate the behavior of the market or of broker-dealers who participate in the market.

Penny Stock Regulation

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities listed on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for Common Stock, and investors therefore may find it more difficult to sell their Common Stock.

Rule 144 promulgated under the Securities Exchange Act of 1934, as amended (the “Securities Act”) is not available as an exemption from registration for the re-sale of the Company’s Shares by its shareholders. Consequently, holders of restricted shares of the Company may be unable to re-sell their shares or deposit shares with a legend in brokerage account. The Company has plans to register the re-sale of its Shares but may not be able to complete the filing of a registration statement.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company does not own or lease corporate offices. Communications are conducted primarily through the internet using cyber meeting applications. Corporate records are maintained at the Company CEO’s and Secretary’s home offices.

On July 1, 2020, the Company signed a five-year lease for a 158 irrigated acre farm, located at 2083 County Road 104, Walsenburg, Colorado 81089. The lease rate is $5,250 per month and is renewable for another five years at the sole option of the Company. In January, 2021, the Company cancelled the lease with no further obligations from the Company.

Item 3. Legal Proceedings

We may from time to time, be a party to legal proceedings, which arise in the ordinary course of our business. We are not aware of any pending or threatened litigation that, if resolved against us, would have a material adverse effect on our financial position, results of operation or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Pink Open Market of the OTC Market Group under the symbol “VTNA”. Because the common stock is not traded on an exchange, it may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national securities exchange. The following table sets forth, for the periods indicated, the high and low closing sales price of our common stock as provided by OTC Markets Group Inc. on its website www.otcmarkets.com. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low daily closing prices of our common stock for the two most recently completed fiscal years while trading on the markets noted above.

Period (Quarter Ended)	High	Low
December 31, 2020	$0.80	$0.0001
September 30, 2020	0.31	0.11
June 30, 2020	0.15	0.12
March 31, 2020	0.58	0.12

December 31, 2019	0.58	0.10
September 30, 2019	0.60	0.30
June 30, 2019	0.6675	0.31
March 31, 2019	0.99	0.65

Our authorized capital stock consists of 500,000,000 shares of common stock, $0.0001 par value per share.

Recent sales of unregistered securities

There have been the following sales of equity during the year ended December 31, 2020:

●	35,109,231 shares issued for $351,092, and
●	35,109,231 warrants to purchase shares at $0.20 per share expiring September 30, 2022 unless subject to an accelerated expiration, and
●	103,622,845 shares issued to management and consultants, of which 69,081,897 shares are subject to clawback, and
●	55,612,837 shares issued to VitaNova Partners, LLC

Transfer Agent

The transfer agent and registrar for our common stock is Olde Monmouth Stock Transfer Co., Inc, whose address is 200 Memorial Parkway, Atlantic Highlands, NJ, 07716. Phone: +1 (732) 872-2727.

Equity Compensation Plan Information

There are no equity compensation plans in force.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of our common stock during the years ended December31, 2019 and December 31, 2020.

Item 6. Selected Financial Data

See the financial statements annexed to this Registration Statement, which financial statements are incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K (“Annual Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “may,” “will,” “would,” “could,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward looking statements may include, among others, statements concerning our expectations regarding our business, growth prospects, revenue trends, operating costs, results of operations, working capital requirements, access to funding, competition and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from expectations expressed or implied in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in this Report under the section entitled “Risk Factors” in Item 1A of Part I and elsewhere, and in other reports we file with the SEC, specifically the most recent report on Form 10. While forward-looking statements are based on reasonable expectations of our management at the time that they are made, you should not rely on them. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Executive Overview

The Company is in the business of building and operating sustainable photovoltaic (“PV”) solar powered, state of the art, greenhouse facilities which grow high value greenhouse produce.

As its initial development project, the Company expects to purchase, develop and operate four adjoining parcels of approximately 39 acres each, totaling approximately 157 acres in rural Pueblo County, Colorado (“Pueblo Complex”). The Pueblo Complex is currently majority owned by VitaNova Partners, LLC (“VitaNova”). The Pueblo Complex has an existing greenhouse facility consisting of 90,000 sq ft of growing space and 15,000 sq ft of warehouse space, another partially built greenhouse and two parcels of vacant land.

In 2020, VitaNova began acquiring and now owns or controls a supermajority of the preferred or controlling equity interests of the four parcels in the Pueblo Complex. The Pueblo Complex was significantly underpowered with only 300KVA of electrical power and no natural gas available. The lack of power made the initial greenhouse facility unsuitable for its intended purpose. Since acquiring control VitaNova has installed 1500KVA electrical service and is retrofitting the existing greenhouse with electrical environmental equipment that can be solar powered.

The Company received preliminary approval from C-PACE, a Colorado specialized solar financing program by federal, state and county governments. The Company is in the process of developing engineering necessary to developed complete the C-Pace financing application.

The Company recently completed a private placement and raised $556,129 by issuing 55,612,900 common shares along with 55,612,900 2-year warrants exercisable at $0.20 per share. VitaNova and John McKowen (“McKowen”) are considered affiliates and control entities of the Company. The Company currently has no independent directors. Both VitaNova and the Company have a common board member, Mr. McKowen. The Company expects to appoint independent directors after the purchase of Directors and Officers insurance.

On July 5, 2018, Mr. McKowen purchased a control block of 440,000 common shares of the acquired shell and appointed himself as its sole board member and Chief Executive Officer. On July 17, 2020, Mr. McKowen transferred the control block to VitaNova and began restructuring the Company. The Company currently is a non reporting publicly traded shell on OTC Market Pink Sheets, symbol VTNA. As part of the restructuring, the Company issued 55,612,837 common shares to VitaNova and 29,369,230 common shares to Mr. McKowen, which is proportional to Mr. McKowen’s ownership of VitaNova.

Mr. McKowen was also issued 88,107,690, of which 58,738,460 shares that are subject to repurchase by the Company for a price of $0.0001 per share. Of the 58,738,460 shares 29,369,230 shares will be released from repurchase if warrants issued in Company’s recent private placement are exercised to acquire at least 42,140,266 shares of Common Stock; and 29,369,230 shares will be released from repurchase if, prior to December 31, 2022, the Company completes a “sale lease back” of a solar powered property and receives gross proceeds of a least $6,000,000 from the sale. For purposes of federal securities laws, Mr. McKowen is deemed to beneficially own 56,052,837 shares purchased by VitaNova because of his ability to control VitaNova, as an officer and member of VitaNova.

On February 1, 2021, the Company filed a registration statement Form 10 to voluntarily register common stock, par value $.0001per share of the Company, pursuant to Section 12(g) of the Securities Exchange Act of 1934, or the Exchange Act. The Company believes that when the Form 10 becomes effective, 60 days after the Form 10 filing, it will no longer be a shell company.

The United States Tax Code in renewable energy facilities offers investors incentives. Investors in a solar facility that begins construction in 2021 and 2022 will receive an investment tax credit for 26% of the cost of a photovoltaic system when it goes into service. Under the federal code, renewable energy systems qualify for a five year Modified Accelerated Cost-Recovery System (MACRS) depreciation schedule. The exact benefit of this depreciation is complicated and varies depending on the investors tax rate, but typically it adds up to an additional 25% of a solar energy project’s cost being offset by reduced tax payments.

Our Critical Accounting Policies

New Accounting Pronouncements

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standards setting bodies issue new accounting pronouncements. The FASB issues updates to new accounting pronouncements through the issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company believes that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the Company’s financial statements upon adoption.

Revenue Recognition (ASC 606)

During the twelve months ended December 31, 2020, the Company recognized $13,125 from a sub-lease on farm land which the Company leased from a non-related third party. The $13,125 is recognized in the month earned for the following reasons:

●	the Company did not transfer control of the leased asset to sub-lessee;
●	sub-lessee payments are made monthly for the month period under the lease agreement;
●	there was no variable consideration;
●	the Company provided no licenses to sub-lessee;
●	there are no multi-element arrangements in this sub lease agreement, and
●	there are no contract costs.

Results of Operations

For Fiscal Years Ended December 31, 2019 and December 31, 2020

For the years ended December 31, 2019 we generated no revenue. During the year ended December 31, 2020, we recognized revenues from sub-leasing operations of $13,125 compared to no revenues from leasing operations during the year ended December 31, 2019. We entered into the sub-lease as of July 1, 2020.

During the year ended December 31, 2020, expenses from operations were $296,644 compared to $4,515 for the year ended December 31, 2019. The increase of $292,129 was primarily due to higher general and administrative expense resulting from the efforts to prepare the Company to become a fully reporting company with the SEC.

During the year ended December 31, 2020, other expenses were $6,584,280 compared to no other expenses for the year ended December 31, 2019. The increase in other expenses of $6,584,280 was the result of a warrant expense of $6,584,280.

These figures produced a net loss of $6,867,799 for the year ended December 31, 2020, compared to a net loss of $4,515 for the year ended December 31, 2019.

Liquidity and Capital Resources

Resources

We believe our existing cash, cash equivalents and anticipated additional capital from financing activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the, solar projects and expansion of our greenhouse development. To the extent our cash, cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to affect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to affect an equity or debt financing on terms acceptable to us or at all.

We historically have funded our operations primarily from the following sources:

●	equity and debt proceeds through private placements;
●	revenue generated from operations; and
●	loans and lines of credit.

On August 17, 2020, the Company executed a 6% Promissory Note for up to $1,000,000 with VitaNova as an available line of credit. The Company has not drawn on this line of credit.

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. During 2020, the company’s funds were held as due the company in a bank account owned by VitaNova. For the year ending December 31, 2020 VitaNova held $65,179 for the benefit of the Company. Cash flow consumed by our operating activities totaled $351,092 for the year ended December 31, 2020, compared to operating activities consuming no cash for the year ended December 31, 2019.

As of December 31, 2020, we had $78,913 in current assets and $11,925 in current liabilities.

Requirements

On July 1, 2020, the Company entered into a five-year lease for a 157 irrigated acre farm, located at 2083 County Road 104, Walsenburg, Colorado 81089. The lease rate is $5,250 per month. The Company, at its sole discretion, can terminate this lease if after six months from July 1, 2020, the Company is unable to obtain necessary licenses and permits from state or local authorities. Subsequently, the Company terminated the lease in January, 2021. The Company currently has no lease obligations or requirements.

The Company has not entered into any agreements that require a commitment of cash.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements

See the financial statements annexed to this Registration Statement, which financial statements are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have not conducted an evaluation under the supervision and with the participation of our management on the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management has not assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and therefore does not make an assessment on its internal controls.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the years ended December 31, 2019 and 2020 that have or are reasonably likely to materially affect our internal control over financial reporting identified in connection with the previously mentioned evaluation.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages and positions as of December 31, 2020, are set forth below:

Name	Age	Title
John R. McKowen	70	Chair of the Board, Chief Executive Officer, President and Treasurer
Louise Lowe	68	Director and Secretary

John R. McKowen (“McKowen”) was appointed as Chairman of the Board and became our Chief Executive Officer in June 2018 and became our President and Treasurer in July 2020. Prior to joining us, Mr. McKowen served as the Chief Executive Officer and President of GrowCo Inc., a builder of greenhouses, from May 2014 to May 2016 and again from October 2017 till the present and as the Chief Executive Officer and Chairman of the Board of Directors of Two Rivers Waters and Farming Company from November 2009 to May 2016.

Louise Lowe (“Lowe”) was a member of the board of directors since July 2020 and our Secretary since September 2020. Ms. Lowe has been working since March 1, 2015 creating organizational documents and filing them with the proper state and federal agencies. She is responsible for recording board minutes and electronically filing in our Company filing system.

She also maintains a bank register for the Company bank accounts. Ms. Lowe resigned her board position and as the Company’s Secretary as of February 5, 2021. At present, her position has not been replaced.

Board of Directors

Our Board of Directors oversees the management of the Company on your behalf. Among other things, the Board reviews our long-term strategic plans and exercises direct decision-making authority on key issues, including the appointment of our executive officers and setting the scope of their authority in managing the Company’s day-to-day operations. Our Board is currently comprised of John McKowen and Louise Lowe.

Board Committees and Meetings

Board meetings are called when the CEO deems it necessary. At present there are no standing committees.

Code of Ethics

The Board of Directors has not adopted a Code of Ethics to provide guidance to all of our directors, officers and employees, including our principal executive officer, principal financial and accounting officers, and persons performing similar functions.

Board Structure and Risk Oversight

John McKowen serves as Chairman of the Board. Our Board has overall responsibility for risk oversight. Throughout the year, the Board dedicates a portion of their meetings to review and discuss specific risk topics in greater detail. Strategic and operational risks are presented and discussed in the context of the President’s report on operations to the Board at regularly scheduled board meetings and at presentations to the Board by our other employees and consultants. The Board’s risk oversight process builds upon management’s risk assessment and mitigation processes. The small size of the Company allows our Board to develop in-depth knowledge of different facets of the business. This in-depth knowledge, coupled with exposure to and frequent communication with our management, assists the Board in performing its oversight responsibilities, including risk management, in an effective manner.

Communications with the Board of Directors

Stockholders and other interested parties may communicate with the Board or any individual director, by writing to:

VETANOVA INC

Attention: Board of Directors

c/o Corporate Secretary

335 A Josephine Street

Denver, CO 80206

If the letter is from a stockholder, the letter should state that the sender is a stockholder. Under a process approved by the Board, depending on the subject matter, management will:

●	forward the letter to the director or directors to whom it is addressed; or
●	attempt to handle the matter directly (as where information about our business or our stock is requested); or
●	not forward the letter if it is primarily commercial in nature or relates to an improper or irrelevant topic.

A summary of all relevant communications that are received after the last meeting of the full Board and which are not forwarded will be presented at each Board meeting along with any specific communication requested by a director.

All communications will be handled in a confidential manner, to the degree the law allows. Communications may be made on an anonymous basis; however, in these cases the reporting individual must provide sufficient details for the matter to be reviewed and resolved. The Company will not tolerate any retaliation against an employee who makes a good faith report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who own more than 10% of our common stock (herein collectively, our “Section 16 insiders”) to file with the SEC certain forms reporting their ownership and changes in beneficial ownership of our common stock and other equity with the SEC, and to furnish us with copies of these filings. However, since as of the date of this filing, the Company’s prior filing of its Form 10 has yet to be deemed effective. Therefore, until the effective date is issued, the Company is not required to file the beneficial ownership reporting forms. Upon the acceptance of our Form 10 filing by the SEC, we plan to timely file the beneficial ownership reporting forms.

Item 11. Executive Compensation

We did not pay any compensation for 2019 to our Chief Executive Officer, President and Treasurer, who was our sole executive officer during 2019. In 2020, we did not pay any compensation with the exception of a stock award to our Chief Executive Officer, President and Treasurer, who was our sole executive officer during 2020.

There are no Employment Agreements.

Base Salary

John R. McKowen was did not receive a salary or bonus for either year, 2019 or 2020.

Incentive Compensation

The Company does not have any established policy with regard to equity incentive bonuses for our executive officers. The board of directors may decide to pay equity incentive bonuses to compensate executive officers for the achievement of specific business objectives, profitability, and individual performance and objectives established by the board or its compensation committee.

Equity Plans

The Company does not currently have any adopted Equity Plans.

Director Compensation

The Company does not have any established policy with regard to cash or equity-based compensation of non-employee members of the board.

Summary Compensation Table

The following table sets forth information regarding all forms of compensation received by McKowen and Lowe during the years ended December 31, 2020 and December 31, 2019:

Name and Principal Position	Fiscal Year	Salary & Contract Fees Paid	Bonus	Stock Awards (1)	Option Awards	All Other Compensation	Total

John McKowen, Director, President and CEO (1)	2020	$-	$-	$8,811	$-	$-	$8,811
	2019	$-	$-	$-	$-	$-	$-
Louise Lowe, Director (2)	2020	$-	$-	$302	$-	$-	$302
	2019	$-	$-	$-	$-	$-	$-

Notes:

(1)	The Company granted John McKowen 88,107,690 common shares of which 58,738,460 are subject to claw back. 29,369,230 shares will be released from claw back if the “Warrant Performance Metric” is satisfied. 29,369,230 additional shares will be released from claw back if, prior to December 31, 2022, the Company completes a “sale lease back” of a solar powered property and receives gross proceed of a least $6,000,000 from the sale.

(2)	The Company granted Louise Lowe 3,019,455 common shares of which 2,012,970 are subject to claw back. 1,006,485 shares will be released from claw back if the “Warrant Performance Metric” is satisfied. 1,006,485 additional shares will be released from claw back if, prior to December 31, 2022, the Company completes a “sale lease back” of a solar powered property and receives gross proceed of a least $6,000,000 from the sale. On February 5, 2021, Ms. Lowe resigned her position as a board member and the Company’s Secretary. No replacement has yet to be appointed/elected.

Directors McKowen and Lowe did not receive any additional compensation, except as noted above, for their Board service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of The Company outstanding common stock by:

●	each person who is known by us to be the beneficial owner of 5 percent or more of our common stock;
●	our chief executive officer, our other executive officers, and each director as identified in the “Management-Executive Compensation” section below, and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of this information statement into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of any other person.

To the extent our directors and officers owned shares of the Company common stock at the time of the distribution, they will participate in the distribution on the same terms as other holders of the Company common stock.

The information below is based on the number of shares of the Company common stock issued to each person with 5% ownership.

DIRECTORS AND EXECUTIVE OFFICERS AND FIVE PERCENT HOLDER’S OWNERSHIP

Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Beneficial Ownership
John R. McKowen 335 A Josephine St. Denver, CO 80206	88,107,690	45.19%
Louise Lowe 17004 E. Bates Ave. Aurora, CO 80013	3,019,455	1.55%
VitaNova Partners, LLC 335 A Josephine Street Denver, Co 80206	56,052,837	28.75%

Item 13. Directors and Executive Officers.

Our executive officers and directors, and their ages and positions as of December 31, 2020, are set forth below:

Name	Age	Title
John R. McKowen	70	Chair of the Board, Chief Executive Officer, President and Treasurer
Louise Lowe	68	Director and Secretary

John R. McKowen was appointed as Chairman of the Board and became our Chief Executive Officer in June 2018 and became our President and Treasurer in July 2020. Prior to joining us, Mr. McKowen served as the Chief Executive Officer and President of GrowCo Inc., a builder of greenhouses, from May 2014 to May 2016 and again from October 2017 till the present and as the Chief Executive Officer and Chairman of the Board of Directors of Two Rivers Waters and Farming Company from November 2009 to May 2016.

Louise Lowe was a member of the board of directors and the Company’s Secretary from July 2020 until she resigned both positions on February 5, 2021.

Item 14. Certain Relationships and Related Transactions, and Director Independence

On December 1, 2020 John R. McKowen purchased 88,107,690 Shares of Common Stock of the Company and Louise Lowe purchased 3,019,455 shares of Common Stock of the Company. Of those shares, 66⅔% are deemed restricted. Mr. McKowen’s and Mrs. Lowe’s restricted Common Stock are subject to 50% of each holder’s restricted shares are subject to repurchase by The Company for a price of $0.0001 per share if the Warrant Performance Metric is not satisfied, and the other 50% are subject to repurchase at such price if the Secondary Performance Metric is not satisfied.

As used above, the “Warrant Performance Metric” will be satisfied if Warrants issued in Company’s 2020 Private Placement are exercised to acquire at least 42,140,266 shares of Common Stock; and the “Secondary Performance Metric” will be satisfied if, prior to December 31, 2022, The Company completes a “sale lease back” of a solar powered property and receives gross proceed of a least $6,000,000 from the sale. For purposes of federal securities laws, Mr. McKowen is deemed to beneficially own 56,052,837 purchased by VitaNova because of his ability to control VitaNova, as an officer and member of VitaNova.

On July 15, 2020, the Company and VitaNova entered into a consulting agreement whereby VitaNova would provide management services until the current private placement offering is completed and the shareholders of the Company can properly elect an independent board of directors and appoint Company officers. VitaNova is paid $456,000 annually for its management services. Payments are made in 12 monthly installments of $38,000. On December 15, 2020 the consulting agreement was amended to reduce payments to $19,000 a month effective January 1, 2021.

Issuance of the Company Shares to Consultants

We did not issue any shares to Consultants for the year ended December 31, 2019. For the year ended December 31, 2020, the Company issued the following shares to Consultants:

●	9,495,700 shares to George McCaffrey, and
●	3,000,000 shares to Heather Burshten.

Director Independence

Our Company has no independent directors. On July 15, 2020, the Company and VitaNova entered into a consulting agreement whereby VitaNova would provide management services until the current private placement offering is completed and the shareholders of the Company can properly elect an independent board of directors and appoint Company officers.

Item 15. Principal Accountant Fees and Services

On October 16, 2020, the board of directors approved the appointment of BF Borgers CPA PC, or BF Borgers, as our new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal years ending December 31, 2020, 2019 and 2018. The appointment of BF Borgers was effective immediately.

During the fiscal years ended December 31, 2019 and 2018 and in the subsequent interim periods through September 30, 2020, neither we nor anyone on our behalf consulted with BF Borgers (“Borgers”) with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, and no written report or oral advice was provided to us by BF Borgers that was an important factor that we considered in reaching a decision as to any accounting, auditing or financial reporting issue or (b) any matter that was the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation SK of the Securities and Exchange Commission and the related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation SK).

There are not and have not been any disagreements between us and our independent accountants on any matter of accounting principles, practices or financial statement disclosure.

Aggregate fees billed by Borgers for the years ended December 31, 2020 and 2019 are as follows:

	For the Year Ended December 31,
	2020	2019
Audit Fees	$10,800	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,800	-

Audit Fees: This category includes the audit of our annual financial statements included in our Annual Report on Form 10-K, review of quarterly financial statements included in our Quarterly Reports on Form 10-Q, audit performed for the filing of our Form 10 and if and when required or requested, the audit of the effectiveness of our internal controls.

Audit-related fees: This category consists of assurance and related services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax fees: This category consists of professional services rendered primarily in connection with our tax planning and compliance activities, including the preparation of tax returns. We did not engage Borgers for any tax services.

All other fees: This category consists of fees for other corporate services, primarily the review of SEC reports other than annual and quarterly reports.

Item 16. Financial Statements and Exhibits.

(a) Financial Statements.

See the financial statements annexed to this Registration Statement, which financial statements are incorporated herein by reference.

(b) Exhibits.

Exhibit No.	Description
3.1 *	Articles of Incorporation of VETANOVA INC
3.2 *	Certificate of Amendment dated June 11, 2018
3.3 *	Certificate of Amendment dated June 21, 2018
3.4 *	Amended and Restated Bylaws of VETANOVA INC
4.1 *	Form of Warrant
4.2	Promissory Note dated August 17, 2020 due to VitaNova Partners LLC
10.4 *	Securities Purchase Agreement dated as of September 28, 2020 between VETANOVA INC and the several investors listed therein
20.1	Management agreement between VETANOVA INC and VitaNova Partners LLC
20.2	Modification of management agreement between VETANOVA INC and VitaNova Partners LLC

* Filed with Form 10 on February 1, 2021 with the SEC

SIGNATURES

Pursuant to the requirements of Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VETANOVA INC - Registrant

Date:	March 24, 2021	By:	/s/ John McKowen
John McKowen, Chief Executive Officer and Member of the Board

		By:	/s/ Louise Lowe
Louise Lowe, Prior Member of the Board

EXHIBIT F

VETANOVA INC FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of VETANOVA INC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VETANOVA INC as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

March 25, 2021

VETANOVA INC

FINANCIAL STATEMENTS

Condensed Balance Sheets for the Twelve Months ending December 31, 2020 and December 31, 2019

	As of December 31,
	2020	2019
ASSETS
Current Assets
Cash	$-	$-
Receivables - net	-	-
Prepaid expenses	13,734	734
Due from related party	65,179	-
Other current assets	-	-
Total Current Assets	78,913	734

Long Term Assets
Property, equipment and software, net	-	-
Other long term assets	-	-
Total Long Term Assets	-	-
TOTAL ASSETS	$78,913	$734

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$10,729
Accrued liabilities	11,925	-
Current portion of notes payable	-	-
Related party - VitaNova Partners LLC	-	6,514
Other current liabilities	-	-
Total Current Liabilities	11,925	17,243
Notes Payable, net of current portion	-	-
TOTAL LIABILITIES	11,925	17,243
Commitments & Contingencies (Notes 5, 6)
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 194,971,866 and 626,989 shares issued and outstanding on December 31, 2020 and December 31, 2019, respectfully	68,694	49,260
Additional paid-in capital	6,882,602	(49,260)
Accumulated (deficit)	(6,884,308)	(16,509)
TOTAL STOCKHOLDERS’ EQUITY	66,988	(16,509)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$78,913	$734

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

FINANCIAL STATEMENTS

Condensed Statement of Operations for the Twelve Months ending December 31, 2020 and December 31, 2019

	Twelve Months Ended
	December 31,
	2020	2019
Revenue	$13,125	$-
Direct cost of revenue	-	-
Gross Margin	13,125	-
Operating Expenses
General and administrative	296,644	4,515
Depreciation and amortization	-	-
Total Operating Expenses	296,644	4,515
Profit (Loss) from Operations	(283,519)	(4,515)
Other Income (Expense)
Warrant expense	(6,584,280)	-
Other	-	-
Total Other Income (Expense)	(6,584,280)	-
Net Profit (Loss) Before Taxes	(6,867,799)	(4,515)
Income Tax (Provision) Benefit	-	-
Net Profit (Loss)	$(6,867,799)	$(4,515)

(Loss) per Common Share - Basic	$(0.34)	$(0.01)
(Loss) per Common Share - Dilutive	$(0.34)	$(0.01)
Weighted Average Shares Outstanding:
Basic	19,955,846	626,989
Dilutive	19,955,846	626,989

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

FINANCIAL STATEMENTS

Condensed Statement of Cash Flows for the Twelve Months ending December 31, 2020 and December 31, 2019

	Twelve Months Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(6,867,799)	$(4,515)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	-	-
Warrant expense	6,584,280	-
Stock issued for services	15,924	-
Net change in operating assets and liabilities:
(Increase) in prepaid expenses	(13,000)	-
Increase in related party payable	(59,768)	2,515
(Decrease) Increase in accounts payable	(10,729)	2,000
Net Cash Used in Operating Activities	(351,092)	-
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities
Sale of units	351,092	-
Cash Flows from Financing Activities	351,092	-
Net Change in Cash & Cash Equivalents	-	-
Beginning Cash & Cash Equivalents	-	-
Ending Cash & Cash Equivalents	$-	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

FINANCIAL STATEMENTS

Condensed Statement of Changes in Shareholders’ Equity for the Twelve Months ending December 31, 2020 and December 31, 2019

	Common Stock		Additional
	Shares (000s)	Amount	Paid In Capital	Accumulated (Deficit)	Stockholders’ Equity
Balances, December 31, 2018	627	$49,260	$(49,260)	$(11,994)	$(11,994)
2019 Activity:
Net (Loss)	-	$-	-	(4,515)	$(4,515)
Balances, December 31, 2019	627	$49,260	$(49,260)	$(16,509)	$(16,509)
2020 Activity:
Net (Loss)	-	$-	-	(6,867,799)	$(6,867,799)
Private placement	35,109	$3,511	347,581	-	$351,093
Warrants issued	-	$-	6,584,281	-	$6,584,280
Stock issued for services	103,623	$10,362	-	-	$10,362
Stock issued to VitaNova Partners LLC	55,613	$5,561	-	-	$5,561

Balances, December 31, 2020	194,972	$68,694	$6,882,602	$(6,884,308)	$66,988

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Notes to Condensed Financial Statements

For the Years ended December 31, 2020 and December 31, 2019

Note 1 – Organization and Business

VETANOVA INC (“the Company) is in the business of building and operating sustainable photovoltaic (“PV”) solar powered, state of the art, greenhouse facilities which grow high value greenhouse produce.

As its initial development project, the Company expects to purchase, develop and operate four adjoining parcels of approximately 39 acres each, totaling approximately 157 acres in rural Pueblo County, Colorado (“Pueblo Complex”). The Pueblo Complex is currently majority owned by VitaNova Partners, LLC (“VitaNova”). The Pueblo Complex has an existing greenhouse facility consisting of 90,000 sq ft of growing space and 15,000 sq ft of warehouse space, another partially built greenhouse and two parcels of vacant land.

In 2020, VitaNova began acquiring and now owns or controls a supermajority of the preferred or controlling equity interests of the four parcels in the Pueblo Complex. The Pueblo Complex was significantly underpowered with only 300KVA of electrical power and no natural gas available. The lack of power made the initial greenhouse facility unsuitable for its intended purpose. Since acquiring control VitaNova has installed 1500KVA electrical service and is retrofitting the existing greenhouse with electrical environmental equipment that can be solar powered.

The Company received preliminary approval from C-PACE, a Colorado specialized solar financing program developed by federal, state and county governments. The Company is in the process of developing engineering necessary to complete the C-Pace financing application.

The Company recently completed a private placement and raised $556,129 by issuing 55,612,900 common shares along with 55,612,900 2-year warrants exercisable at $0.20 per share. VitaNova and John McKowen (“McKowen”) are considered affiliates and control entities of the Company. The Company currently has no independent directors. Both VitaNova and the Company have a common board member, Mr. McKowen. The Company expects to appoint independent directors after the purchase of Directors and Officers insurance.

On July 5, 2018, Mr. McKowen purchased a control block of 440,000 common shares of the acquired shell and appointed himself as its sole board member and Chief Executive Officer. On July 17, 2020, Mr. McKowen transferred the control block to VitaNova and began restructuring the Company. The Company currently is a non-reporting publicly traded shell on OTC Market Pink Sheets, symbol VTNA. As part of the restructuring, the Company issued 55,612,837 common shares to VitaNova and 29,369,230 common shares to Mr. McKowen, which is proportional to Mr. McKowen’s ownership of VitaNova.

Mr. McKowen was also issued 58,738,460 shares that are subject to repurchase by the Company for a price of $0.0001 per share, of which 29,369,230 shares will be released from repurchase if warrants issued in Company’s recent private placement are exercised to acquire at least 42,140,266 shares of Common Stock; and 29,369,230 shares will be released from repurchase if, prior to December 31, 2022, the Company completes a “sale lease back” of a solar powered property and receives gross proceeds of a least $6,000,000 from the sale. For purposes of federal securities laws, Mr. McKowen is deemed to beneficially own 56,052,837 shares purchased by VitaNova because of his ability to control VitaNova, as an officer and member of VitaNova.

On February 1, 2021, the Company filed a registration statement Form 10 to voluntarily register common stock, par value $0.0001 per share of the Company, pursuant to Section 12(g) of the Securities Exchange Act of 1934, or the Exchange Act. The Company believes that when the Form 10 becomes effective, 60 days after the Form 10 filing, it will no longer be a shell company

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates. The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.

During the years ended December 31, 2020 and December 31, 2019 the Company did not maintain its own bank account. On July 17, 2020, VitaNova acquired a super majority of the Company, which at the time was a shell. At the time, the Company had no assets at, and its operating capital was provided by VitaNova pursuant to a Promissory Note dated August 17, 2020. On September 20, 2020, VitaNova commenced a private placement on behalf of the Company and raised $351,093 during the year ended December 31, 2020. The proceeds from the Company’s capital raise were deposited into VitaNova’s bank account and recorded on the Company’s books as “Due from Related Party.” In 2021, the Company completed its private placement by raising an additional $205,036. Those proceeds were deposited into a Company bank account opened on February 23, 2021.

Due from related party – VitaNova Partners, LLC

VitaNova owns approximately 28.75% of the Company. The Company currently has one director who is also the Company’s Chief Executive Officer as well as the Chief Executive Officer and Secretary of VitaNova.

During 2020, the Company’s funds were held as due the Company in a bank account owned by VitaNova. For the year ended December 31, 2020, VitaNova held $65,179 for the benefit of the Company. For the year ended December 31, 2019, the Company recorded a liability due to a related party, VitaNova, of $6,514 for expenses incurred by the Company but paid by VitaNova.

Warrant Expense

U.S. GAAP ASC 815 requires a fair valuation of warrants issued. For the year ended December 31, 2020, the Company issued 35,109,231 warrants. Each warrant gave the right to purchase one of the Company’s common shares at $0.20. The warrants expire on September 30, 2022 and vested immediately upon issuance. Therefore, the full fair value of the warrants of $6,584,281 was recorded in the year ended December 31, 2020. In order to calculate the warrant value, the following variables were used:

●	Annualized volatility of 865%
●	Expected life in years of 1.02
●	Discount rate – bond equivalent (US Treasury 5-year coupon rate) of 0.37%

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company has determined the deferred tax assets and liabilities on the basis of the differences between the financial statement and tax basis of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. As of December 31, 2020, and December 31, 2019, no accrued interest or penalties are included on the related tax liability line in the balance sheet and no deferred tax asset is recognized.

Net Income (Loss) per Share

Basic net (loss) per share is computed by dividing net income (loss) attributed to VETANOVA available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

As of December 31, 2020, there were no dilutive effect from the warrants issued since it would be anti-dilutive. As of December 31, 2019, there were no warrants or options outstanding.

Note 3 – Equity Transactions

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001. The total issued common stock as of December 31, 2020 and December 31, 2019 was 194,971,866 and 626,789 shares, respectfully.

During the year ended December 31, 2020 there were the following equity transactions:

●	91,127,145 shares issued to the Company’s founders, officers and board members;
●	12,495,700 shares issued to the Company’s consultants;
●	55,612,837 shares issued to VitaNova Partners, LLC, and
●	35,109,231 shares issued to outside investors.

During the year ended December 31, 2019 there was no equity transactions.

Note 4 – Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. The impact of the Act had no material impact on the Company’s tax liability and deferrals.

We record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2019, and 2018 we have not recorded any uncertain tax positions in our financial statements. The Company has not filed tax returns for the years ended December 31, 2020, December 31, 2019 and December 31, 2018. Prior to January 31, 2018, there was no financial or taxable transactions since 2011, so the company does not anticipate any material penalties.

Book loss reconciliation to estimated taxable income is as follows:

	2020	2019
Book loss	$(6,867,799)	$(4,515)
Tax adjustments:
Warrant expense	6,584,281	-
Estimate of taxable income	$(283,518)	$(4,515)

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. At December 31, 2020 and December 31, 2019, we had no unrecognized tax benefits in income tax expense.

The components of the deferred tax asset are as follows:

	2020	2019
Current deferred tax asset
Net operating loss carryforwards	$(80,076)	$(16,509)
Other adjustments:
None	-	-
Total cumulative deferred tax asset	(80,076)	(16,509)
Valuation allowance	80,076	16,509
Effective income tax asset	$-	$-

Income tax provision is summarized below (in thousands):

	2020	2019
Income tax provision:
Current benefit (expense)
Federal	$-	$-
State	-	-
Total current	-	-
Deferred benefit (expense)
Federal	59,539	3,467
State	13,127	825
Total deferred	72,666	4,292
Less: Valuation allowance	(72,666)	(4,292)
Total	$-	$-

Effective and stated tax rate:
Federal	21.00%
State	4.63%
Total	25.63%

Cumulative Net Operating Loss Carryforward:
2018	$3,118
2019	4,292
2020	72,666
$80,076

For the years ended December 31, 2020 and December 31, 2019, the deferred tax asset of $80,076 and $16,509, respectively, has a valuation allowance of $80,076 and $16,509, respectively, since management has determined the tax benefit cannot be reasonably assured of being used in the near future. The net operating loss carryforward, if not used, will begin to expire in 2045, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

Note 5 – Commitments and Contingencies

The Company has no commitments or contingencies.

Note 6 – Related Party Transactions

VitaNova Partners, which owns approximately 28.75% of VETANOVA, is providing management, including financial oversight, of VETANOVA. As of December 31, 2020 VitaNova Partners owes the Company $65,179 and as of December 31, 2019, VitaNova Partners had advanced $6,514 to the Company.

On July 15, 2020, the Company and VitaNova entered into a consulting agreement whereby VitaNova would provide management services until the current private placement offering is completed and the shareholders of the Company can properly elect an independent board of directors and appoint Company officers. VitaNova is paid $456,000 annually for its management services. Payments are made in 12 monthly installments of $38,000. On December 15, 2020 the consulting agreement was amended to reduce payments to $19,000 a month effective January 1, 2021.

During the year ended December 31, 2020 there were the following equity transactions involving related parties:

●	100,622,845 shares issued to the Company’s founders, officers and board members, and
●	55,612,837 shares issued to VitaNova Partners, LLC.

Note 7 – Subsequent Events

On February 5, 2021, Ms. Louise Lowe resigned as a member of the Company’s board. She had no disagreements with management.

On March 12, 2021, the Company received an additional $205,000 and issued 20,503,600 shares of the Company’s stock and 20,503,600 warrants, with each warrant to purchase one share of the Company’s stock at $0.20/share. The warrants expire on September 30, 2022.

