Form 10-K/A
period 2020-12-31
VetaNova Inc.
filed 2021-05-04
CIK 1280396

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amendment is filed to address and correct the following:

●	The correction (elimination) of fair value accounting of the warrant offered in the Company’s equity unit offering. Upon further research of US GAAP and discussions with our auditor, the Company has recognized that the sale of unregistered securities should be treated as follows:

○	The warrants in the offering qualifies as equity. The issued warrant does not obligate the Company to repurchase its shares by transferring an asset. The warrant does not obligate the Company to settle the warrant by issuing a variable number of shares if the monetary value of the obligation is based on a predetermined fixed amount, variation in something other than the issuers stock price, or variations inversely related to the issuers stock price. Therefore, since there is no obligation on behalf of the Company, the warrants should be classified as equity.

○	The Company’s offering does not meet any of the 4 areas of ASC 820-10-30-3A; therefore, fair value should equal the actual transaction value. The Company calculated the value of the equity the warrant is attached to. The Black-Scholes Model (BSM) was used for the warrant value calculation of the proceeds of $351,092 of the capital raise during 2020, quarter 4. Using BSM, the value is calculated at $6,584,280. Then the Company calculated the fair value of the stock issued by comparing the market closing price of VTNA shares to the offering price stated in the offering memorandum at $0.01/share. This calculation rendered a value of $6,584,390. Therefore, with a slight rounding, 50% of the offering proceeds will be attributable to the warrant issued and 50% of the offering proceeds will be attributable to the common stock issued. The Company recorded the following general ledger entry to recognize the capital raise as:

Cash	$351,092.30 DR
Common stock	$3,510.92 CR
APIC - common stock	$172,035.23 CR
APIC - warrants	$175,546.15 CR

○	Further, the Company eliminated the warrant expense.

●	The Company reclassified from general and administrative expense the rent expense related to its sublease of land.

●	The Company added language in its Notes to financials describing the above reclass.

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

Annual report on form 10-k/A

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

Item 1B. Unresolved Staff Comments

On April 15, 2021 we received a comment letter from the SEC concerning the filing of our Form 10. We reviewed the SEC comments and agreed with their comments. This Form 10K/A incorporates these comments. See also Explanatory Note at the beginning of this filing.

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

Results of Operations

For Fiscal Years Ended December 31, 2019 and December 31, 2020

For the years ended December 31, 2019 we generated no revenue. During the year ended December 31, 2020, we recognized revenues from sub-leasing operations of $13,125 compared to no revenues from leasing operations during the year ended December 31, 2019. We entered into the sub-lease as of July 1, 2020. For the twelve months ended December 31, 2020, we recognized a direct cost of revenue of $13,125.

During the year ended December 31, 2020, expenses from operations were $297,519 compared to $4,515 for the year ended December 31, 2019. The increase of $293,004 was primarily due to higher general and administrative expense resulting from the efforts to prepare the Company to become a fully reporting company with the SEC.

During the year ended December 31, 2020, there were no other income or expense items.

These figures produced a net loss of $297,519 for the year ended December 31, 2020, compared to a net loss of $4,515 for the year ended December 31, 2019.

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

Cash flow from operations has not historically been sufficient to sustain our operations without the above additional sources of capital. During 2020, the company’s funds were held as due the company in a bank account owned by VitaNova. For the year ending December 31, 2020 VitaNova held $51,179 for the benefit of the Company. Cash flow consumed by our operating activities totaled $351,091 for the year ended December 31, 2020, compared to operating activities consuming no cash for the year ended December 31, 2019.

During the year ended December 31, 2020 we recognized $351,091 from the sale of equity. We had no cash flows from financing activities in the year ended December 31, 2019.

In both years ended December 31, 2020 and 2019 we had no cash activities from investing activities.

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

Item 16. Financial Statements and Exhibits.

(a) Financial Statements.

See the financial statements annexed to this Registration Statement, which financial statements are incorporated herein by reference.

(b) Exhibits.

Exhibit No.	Description
3.1 *	Articles of Incorporation of VETANOVA INC
3.2 *	Certificate of Amendment dated June 11, 2018
3.3 *	Certificate of Amendment dated June 21, 2018
3.4 *	Amended and Restated Bylaws of VETANOVA INC
4.1 *	Form of Warrant
4.2 **	Promissory Note dated August 17, 2020 due to VitaNova Partners LLC
10.4 *	Securities Purchase Agreement dated as of September 28, 2020 between VETANOVA INC and the several investors listed therein
20.1**	Management agreement between VETANOVA INC and VitaNova Partners LLC
20.2**	Modification of management agreement between VETANOVA INC and VitaNova Partners LLC

* Filed with Form 10 on February 1, 2021 with the SEC

** Filed with Form 10K on March 26, 2021 with the SEC

SIGNATURES

Pursuant to the requirements of Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VETANOVA INC - Registrant

Date:	May 4, 2021	By:	/s/ John McKowen
John McKowen, Chief Executive Officer and Member of the Board

		By:	/s/ Louise Lowe
Louise Lowe, Prior Member of the Board

EXHIBIT F

VETANOVA INC FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of VETANOVA INC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VETANOVA INC as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO

March 25, 2021

VETANOVA INC

FINANCIAL STATEMENTS

Condensed Balance Sheets for the Twelve Months ending December 31, 2020 and December 31, 2019

	As of December 31,
	2020	2019
ASSETS
Current Assets
Cash	$-	$-
Receivables - net	-	-
Prepaid expenses	13,734	734
Due from related party	51,179	-
Other current assets	-	-
Total Current Assets	64,913	734

Long Term Assets
Property, equipment and software, net	-	-
Other long term assets	-	-
Total Long Term Assets	-	-
TOTAL ASSETS	$64,913	$734

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$10,729
Accrued liabilities	11,925	-
Current portion of notes payable	-	-
Related party - VitaNova Partners LLC	-	6,514
Other current liabilities	-	-
Total Current Liabilities	11,925	17,243
Notes Payable, net of current portion	-	-
TOTAL LIABILITIES	11,925	17,243
Commitments & Contingencies (Notes 5, 6)
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 194,971,866 and 626,989 shares issued and outstanding on December 31, 2020 and December 31, 2019, respectfully	68,694	49,260
Additional paid-in capital	298,322	(49,260)
Accumulated (deficit)	(314,028)	(16,509)
TOTAL STOCKHOLDERS’ EQUITY	52,988	(16,509)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$64,913	$734

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

FINANCIAL STATEMENTS

Condensed Statement of Operations for the Twelve Months ending December 31, 2020 and December 31, 2019

	Twelve Months Ended
	December 31,
	2020	2019
Revenue	$13,125	$-
Direct cost of revenue	(13,125)	-
Gross Margin	-	-
Operating Expenses
General and administrative	297,519	4,515
Depreciation and amortization	-	-
Total Operating Expenses	297,519	4,515
Profit (Loss) from Operations	(297,519)	(4,515)
Other Income (Expense)
Other	-	-
Total Other Income (Expense)	(297,519)	-
Net Profit (Loss) Before Taxes	(297,519)	(4,515)
Income Tax (Provision) Benefit	-	-
Net Profit (Loss)	$(297,519)	$(4,515)

(Loss) per Common Share - Basic	$(0.01)	$(0.01)
(Loss) per Common Share - Dilutive	$(0.01)	$(0.01)
Weighted Average Shares Outstanding:
Basic	19,919,780	626,989
Dilutive	19,919,780	626,989

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

FINANCIAL STATEMENTS

Condensed Statement of Cash Flows for the Twelve Months ending December 31, 2020 and December 31, 2019

	Twelve Months Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net Loss	$(297,519)	$(4,515)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	-	-
Stock issued for services	15,924	-
Net change in operating assets and liabilities:
(Increase) in prepaid expenses	(13,000)	-
Increase in related party payable	(45,798)	2,515
(Decrease) Increase in accounts payable	(10,728)	2,000
Net Cash Used in Operating Activities	(351,091)	-
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities
Sale of units	351,091	-
Cash Flows from Financing Activities	351,091	-
Net Change in Cash & Cash Equivalents	-	-
Beginning Cash & Cash Equivalents	-	-
Ending Cash & Cash Equivalents	$-	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

FINANCIAL STATEMENTS

Condensed Statement of Changes in Shareholders’ Equity for the Twelve Months ending December 31, 2020 and December 31, 2019

	Common Stock		Additional
	Shares (000s)	Amount	Paid In Capital	Accumulated (Deficit)	Stockholders’ Equity
Balances, December 31, 2018	627	$49,260	$(49,260)	$(11,994)	$(11,994)
2019 Activity:
Net (Loss)	-	$-	-	(4,515)	$(4,515)
Balances, December 31, 2019	627	$49,260	$(49,260)	$(16,509)	$(16,509)
2020 Activity:
Net (Loss)	-	$-	-	(297,519)	$(297,519)
Private placement	35,109	$3,511	347,582	-	$351,093
Stock issued for services	103,623	$10,362	-	-	$10,362
Stock issued to VitaNova Partners LLC	55,613	$5,561	-	-	$5,561

Balances, December 31, 2020	194,972	$68,694	$298,322	$(314,028)	$52,988

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

During 2020, the Company’s funds were held as due the Company in a bank account owned by VitaNova. For the year ended December 31, 2020, VitaNova held $51,179 for the benefit of the Company. For the year ended December 31, 2019, the Company recorded a liability due to a related party, VitaNova, of $6,514 for expenses incurred by the Company but paid by VitaNova.

Revenue and Direct cost of revenue

During 2020, the Company subleased its leased land to an unreleated entity. The subleased revenue is shown as revenue and the associated cost of the sublease is recognized as a direct cost of this revenue.

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

Accounting for Equity Raise

The Company recently completed a private placement and raised $556,129 by issuing 55,612,900 common shares along with 55,612,900 warrants expiring on September 30, 2022 exercisable at $0.20 per share. During the twelve months ended December 31, 2020, the Company closed on $351,092 in equity and issued 35,109,231 common shares and 35,109,231 warrants. Accounting Standards Codifaction (“ASC”) requires the Company to first analyze the warrant to determine if the warrant is a liability or equity instrument.

The warrants in the offering qualifies as equity. The issued warrant does not obligate the Company to repurchase its shares by transferring an asset. The warrant does not obligate the Company to settle the warrant by issuing a variable number of shares if the monetary value of the obligation is based on a predetermined fixed amount, variation in something other than the issuers stock price, or variations inversely related to the issuers stock price. Therefore, since there is no obligation on behalf of the Company, the warrants should be classified as equity.

The next step is to determine the fair value of the equity unit. The Company’s offering does not meet any of the four areas of ASC 820-10-30-3A requiring a fair value calculation; therefore, fair value equals the actual transaction value. The next step is to compute the fair in order to determine the allocation of value between the common shares and the warrants issued (ASC 815). The Company performed this calculation which gave a value of 50% to the warrant and 50% to the common shares.

The following varibles were used to calculate the warrant value:

●	Annualized volatility of 865%
●	Expected life in years of 1.02
●	Discount rate – bond equivalent (US Treasury 5-year coupon rate) of 0.37%

The common share value was computed by evaluating each equity raise closing date to VTNA’s market stock price to the price issue, which was $0.01/share.

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

Book loss reconciliation to estimated taxable income is as follows:

	2020	2019
Book loss	$(297,519)	$(4,515)
Tax adjustments:
None	-	-
Estimate of taxable income	$(297,519)	$(4,515)

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. At December 31, 2020 and December 31, 2019, we had no unrecognized tax benefits in income tax expense.

The components of the deferred tax asset are as follows:

	2020	2019
Current deferred tax asset
Net operating loss carryforwards	$(83,664)	$(16,509)
Other adjustments:
None	-	-
Total cumulative deferred tax asset	(83,664)	(16,509)
Valuation allowance	83,664	16,509
Effective income tax asset	$-	$-

Income tax provision is summarized below (in thousands):

	2020	2019
Income tax provision:
Current benefit (expense)
Federal	$-	$-
State	-	-
Total current	-	-
Deferred benefit (expense)
Federal	62,479	3,467
State	13,127	825
Total deferred	76,254	4,292
Less: Valuation allowance	(72,254)	(4,292)
Total	$-	$-

Effective and stated tax rate:
Federal	21.00%
State	4.63%
Total	25.63%

Cumulative Net Operating Loss Carryforward:
2018	$3,118
2019	4,292
2020	76,254
$83,664

For the years ended December 31, 2020 and December 31, 2019, the deferred tax asset of $83,664 and $16,509, respectively, has a valuation allowance of $83,664 and $16,509, respectively, since management has determined the tax benefit cannot be reasonably assured of being used in the near future. The net operating loss carryforward, if not used, will begin to expire in 2045, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

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

