Form 10-Q
period 2021-03-31
VetaNova Inc.
filed 2021-05-13
CIK 1280396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51068

VETANOVA INC

(Exact name of registrant as specified in its charter)

Nevada	85-1736272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

335 A Josephine St. Denver CO	80206
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (303) 248-6883

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act:

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

As of May 12, 2021, there were 254,149,369 shares of the registrant’s Common Stock that were outstanding.

VETANOVA INC

QUARTELRY report on form 10-Q

QUARTER ended MARCH 31, 2021

2

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed and Consolidated Financial Statements

VETANOVA INC

Interim Financial Statements

For the Quarterly Period Ended March 31, 2021

VETANOVA INC

Balance Sheets

	As of
	March 31, 2021	Dec 31, 2020 (Derived from audit)
ASSETS
Current Assets
Cash and cash equivalents	$158,683	$-
Prepaid expenses	533	13,734
Due from related party - Vita Nova Partners LLC	-	51,179
Other current assets	-	-
Total Current Assets	159,216	64,913
Long Term Assets
Property, equipment and software, net	-	-
Other long term assets	-	-
Total Long Term Assets	-	-
TOTAL ASSETS	$159,216	$64,913

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$-
Accrued liabilities	10,000	11,925
Current portion of notes payable	-	-
Due to related party - VitaNova Partners LLC	83,995	-
Other current liabilities	-	-
Total Current Liabilities	93,995	11,925
Notes Payable, net of current portion	-	-
TOTAL LIABILITIES	93,995	11,925
Commitments & Contingencies (Notes 4)
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 215,475,502 and 194,971,866 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectfully	70,745	68,694
Additional paid-in capital	501,307	298,322
Accumulated (deficit)	(506,832)	(314,028)
TOTAL STOCKHOLDERS’ EQUITY	65,220	52,988
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$159,216	$64,913

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Statements of Operations

(Unaudited)

	Three Months ended March 31,
	2021	2020
Revenue	$-	$-
Direct cost of revenue	-	-
Gross Margin	-	-
Operating Expenses
General and administrative	192,804	-
Depreciation and amortization	-	-
Total Operating Expenses	192,804	-
Profit (Loss) from Operations	(192,804)	-
Other Income (Expense)
Other	-	-
Total Other Income (Expense)	-	-
Net Profit (Loss) Before Taxes	(192,804)	-
Income Tax (Provision) Benefit	-	-
Net Profit (Loss)	$(192,804)	$-

(Loss) per Common Share - Basic	$-	$-
(Loss) per Common Share - Dilutive	$-	$-
Weighted Average Shares Outstanding:
Basic	196,794,444	626,989
Dilutive	196,794,444	626,989

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(192,804)	$-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	-	-
Stock issued for services	-	-
Net change in operating assets and liabilities:
Decrease in prepaid expenses	13,201	-
Increase in related party payable	135,174	-
(Decrease) Increase in accounts payable	(1,926)	-
Net Cash Used in Operating Activities	(46,354)	-
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities
Sale of units	205,036	-
Cash Flows from Financing Activities	205,036	-
Net Change in Cash & Cash Equivalents	158,683	-
Beginning Cash & Cash Equivalents	-	-
Ending Cash & Cash Equivalents	$158,683	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares (000s)	Amount	In Capital	(Deficit)	Equity
Balances, December 31, 2019	627	$49,260	$(49,260)	$(16,509)	$(16,509)
2020 Activity:
Net (Loss)	-	$-	-	(297,519)	$(297,519)
Private placement	35,109	$3,511	347,582	-	$351,093
Stock issued for services	103,623	$10,362	-	-	$10,362
Stock issued to VitaNova Partners LLC	55,613	$5,561	-	-	$5,561
Balances, December 31, 2020	194,972	$68,694	$298,322	$(314,028)	$52,988

2021 Q1 Three Month Activity:
Net (Loss)	-	$-	-	(192,804)	$(192,804)
Private placement	20,500	$2,051	202,985	-	$205,036

Balances, March 31, 2021	215,472	70,745	501,307	(506,832)	65,220

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2021 and March 31, 2020

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

On July 5, 2018, Mr. McKowen purchased a control block of 440,000 common shares of the Company,which at the time was a publicly traded shell, and appointed himself as its sole board member and Chief Executive Officer. On July 17, 2020, Mr. McKowen transferred his control block of the Company to VitaNova and began restructuring the Company. The Company currently is a fully reporting publicly traded shell on OTC Market Pink Sheets, symbol VTNA. As part of the restructuring, the Company issued 55,612,837 common shares to VitaNova and 29,369,230 common shares to Mr. McKowen, which is proportional to Mr. McKowen’s ownership of VitaNova.

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

On February 1, 2021, the Company filed a registration statement Form 10 to voluntarily register common stock, par value $0.0001per share of the Company, pursuant to Section 12(g) of the Securities Exchange Act of 1934, or the Exchange Act. The Company believes that when the Form 10 becomes effective, 60 days after the Form 10 filing, it will no longer be a shell company

Note 2 – Summary of Significant Accounting Policies

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

During the years ended December 31, 2020 and December 31, 2019 the Company did not maintain its own bank account. In January, 2021, the Company opened a separate bank account; therefore, the cash balance on March 31, 2021 is shown as cash and cash equivalents.

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

Due from related party and Due to related party – VitaNova Partners, LLC

VitaNova owns approximately 22.05% of the Company. The Company currently has one director who is also the Company’s Chief Executive Officer as well as the Chief Executive Officer and Secretary of VitaNova.

During 2020, the Company’s funds were held as due the Company in a bank account owned by VitaNova. For the year ended December 31, 2020, VitaNova held $65,179 for the benefit of the Company. The Company

In January, 2021, the Company opened its own bank account.

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

As of December 31, 2020, and March 31, 2021, there were no dilutive effect from the warrants issued since it would be anti-dilutive.

Accounting for Equity Raise

The Company recently completed a private placement and raised $556,127 by issuing 55,612,900 common shares along with 55,612,900 warrants expiring on September 30, 2022 exercisable at $0.20 per share. During the twelve months ended December 31, 2020, the Company closed on $351,092 in equity and issued 35,109,231 common shares and 35,109,231 warrants. During the three months ended March 31, 2021, the Company closed on $205,035 Accounting Standards Codification (“ASC”) requires the Company to first analyze the warrant to determine if the warrant is a liability or equity instrument.

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

The following variables were used to calculate the warrant value:

●	Annualized volatility of 865%
●	Expected life in years of 1.02
●	Discount rate – bond equivalent (US Treasury 5-year coupon rate) of 0.37%

The common share value was computed by evaluating each equity raise closing date to VTNA’s market stock price to the price issue, which was $0.01/share.

Note 3 – Equity Transactions

The Company has authorized 500,000,000 shares of common stock with a par value of $0.0001. The total issued common stock as of March 31, 2021 and December 31, 2020 was 215,475,502 and 194,971,866 shares, respectfully.

During the three months ended March 31, 2021 there were the following equity transactions:

●	20,503,600 shares to outside investors, and
●	36 shares as a rounding/true-up issuance to an outside investor.

During the year ended December 31, 2020 there were the following equity transactions:

●	91,127,145 shares issued to the Company’s founders, officers and board members;
●	12,495,700 shares issued to the Company’s consultants;
●	55,612,837 shares issued to VitaNova Partners, LLC, and
●	35,109,231 shares issued to outside investors.

Note 4 – Commitments and Contingencies

The Company has no commitments or contingencies.

Note 5 – Related Party Transactions

VitaNova Partners, which owns approximately 22.5% of VETANOVA, is providing management, including financial oversight, of VETANOVA. As of March 31, 2021, the Company owed VitaNova Partners $ 83,995. As of December 31, 2020 VitaNova Partners owed the Company $65,179.

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

Note 6 – Subsequent Events

RM Materials, LLC was issued 61,511,800 the Company’s common units, of which 41,007,200 VTNA common units were issued on April 5, 2021 and are subject to repurchase by VitaNova Solar Partners, LLC for a price of $0.0001 per VTNA common units. Of the 41,007,400 VTNA common units Common Units subject to repurchase, 20,503,600 VTNA Common Units will be released from repurchase if a contemplated $3,000,000 VTNA private placement is completed by December 31, 2021; and 20,503,600 VTNA Common Units will be released from repurchase if, prior to December 31, 2022, VTNA completes a “sale lease back” of a solar powered property from which VTNA receives gross proceeds of a least $6,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Unless the context requires otherwise, references in this Form 10-Q to “we,” “our,” “us” and similar terms refer to VETANOVA INC.

Note about Forward-Looking Statements

This Form 10-Q contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including the risks described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

Overview

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

On July 5, 2018, Mr. McKowen purchased a control block of 440,000 common shares of the Company,which at the time was a publicly traded shell, and appointed himself as its sole board member and Chief Executive Officer. On July 17, 2020, Mr. McKowen transferred his control block of the Company to VitaNova and began restructuring the Company. The Company currently is a fully reporting publicly traded shell on OTC Market Pink Sheets, symbol VTNA. As part of the restructuring, the Company issued 55,612,837 common shares to VitaNova and 29,369,230 common shares to Mr. McKowen, which is proportional to Mr. McKowen’s ownership of VitaNova.

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

On February 1, 2021, the Company filed a registration statement Form 10 to voluntarily register common stock, par value $0.0001per share of the Company, pursuant to Section 12(g) of the Securities Exchange Act of 1934, or the Exchange Act. The Company believes that when the Form 10 becomes effective, 60 days after the Form 10 filing, it will no longer be a shell company

Results of Operations

For Three Months Ended March 31, 2021

The Company did not begin operations until July, 2020; therefore, there were no operations for the three months ended March 31, 2020.

For the three months ended March 31, 2021, the Company had no revenues. During this period the Company recognized $192,804 in general and administrative expenses. This produced a loss of $192,804.

Liquidity and Capital Resources

We have begun our operations relying on external investors. Since inception in July, 2021, we have raised $556,129.

We believe with the anticipated influx of additional capital from external investors we will have sufficient capital to meet our anticipated cash needs for at least the next twelve months.

Our future working capital requirements will depend on many factors, including the expansion of farming and water projects. To the extent our cash, cash equivalents and cash flows from operating activities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies and products. If additional funding is required, we may not be able to effect an equity or debt financing on terms acceptable to us or at all.

At the present time we have no available line or letters of credit.

To date we have only had limited revenue, which occurred the last one-half of 2020 via a sublease of farming land. Therefore, presently operations are not sufficient to sustain our operations without the additional sources of capital. As of March 31, 2021, we had cash and cash equivalents of $158,683. We generated no cash flow used in our operating activities, rather consumed $46,354 in cash for operations.

As of March 31, 2021, we had $159,216 in current assets and $93,995 in current liabilities. A large portion of the current liabilities ($83,995) is from amounts advanced by our related entity, VitaNova Partners, LLP.

Cash provided by financing activities was $205,036 for the three months ended March 31, 2021. This was from sale of equity units.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 2 of the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q. Our preparation of such condensed consolidated financial statements and this Form 10-Q requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

We follow specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of our revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Impairment Policy

At least once every year, management examines all of our assets for proper valuation and to determine if an impairment is necessary. In terms of real estate owned, this impairment examination also includes the accumulated depreciation. Management examines market valuations and if an additional impairment is necessary for lower of cost or market, then an impairment charge is recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of March 31, 2021, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our chief executive officer (CEO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO has concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended March 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. “Internal control over financial reporting” is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based upon our evaluation of internal controls, the Company’s management determined that the Company’s controls over financial reporting were not adequate to ensure complex accounting calculations were performed correctly. As such, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures contain a material weakness as of the end of the period covered by this Report. Because of the material weaknesses identified, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff along with time constraints and staff turnover. However, our Chief Executive Officer and Chief Financial Officer, who is also our Principal Accounting Officer, believes that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

Once significant additional capital is raised, we plan to hire a qualified Chief Financial Officer. A short-term task of the new CFO will be to do a formal assessment of our internal controls.

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. We are a smaller reporting company and are eligible for this exemption under the Dodd-Frank Act.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings and management is not aware of any pending litigation against the Company.

Item 1A. Risk Factors

Refer to our 10-K/A, Item 1A. filing that was filed with the SEC on May 4, 2021. Our risk factors have not significantly changed since this filing.

Item 2. Exhibits

Regulation S-K Number
31.1	Rule 13a-14(a) Certification of John McKowen
32.1	Certification of John McKowen Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VETANOVA INC

Dated: May 12, 2021	By:	/s/ John McKowen
John McKowen, Chief Executive Officer

