Form 10-Q
period 2021-06-30
VetaNova Inc.
filed 2021-08-23
CIK 1280396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Act:

☐ Large Accelerated Filer	☐ Accelerated Filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 20, 2021, there were 213,142,169 shares of the registrant’s Common Stock that were outstanding.

VETANOVA INC

QUARTELRY report on form 10-Q

QUARTER ended June 30, 2021

2

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed and Consolidated Financial Statements

VETANOVA INC

Interim Condensed and Consolidated Financial Statements

For the Period Ended June 30, 2021

VETANOVA INC

Condensed and Consolidated Balance Sheets

	As of
	June 30, 2021 (Unaudited)	Dec 31, 2020 (Derived from audit)
ASSETS
Current Assets
Cash and cash equivalents	$583,644	$-
Prepaid expenses	332	13,734
Due from related party - VitaNova Partners LLC	174,600	51,179
Total Current Assets	758,577	64,913
Long Term Assets
Property, equipment and software, net	-	-
Other long term assets	-	-
Total Long Term Assets	-	-
TOTAL ASSETS	$758,577	$64,913

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$-	$-
Accrued liabilities	10,000	11,925
Current portion of notes payable	-	-
Total Current Liabilities	10,000	11,925
Notes Payable, net of current portion	-	-
TOTAL LIABILITIES	10,000	11,925
Commitments & Contingencies (Notes 4)
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 213,142,169 and 194,971,866 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectfully	70,511	68,694
VitaNova Solar Partners, LLC 53,391,350 common units outstanding and 2,168,611 preferred units outstanding, 100,000,000 preferred and 100,000,000 common units authorized	546,983	-
Additional paid-in capital	501,308	298,322
Accumulated (deficit)	(718,207)	(314,028)
Total VITANOVA INC EQUITY	400,594	52,988
Non-controlling interest in a subsidiary	347,982	-
TOTAL STOCKHOLDERS’ EQUITY	748,577	52,988
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$758,577	$64,913

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-
Direct cost of revenue	-	-	-	-
Gross Margin	-	-	-	-
Operating Expenses
General and administrative	232,395	-	425,199	-
Depreciation and amortization	-	-	-	-
Total Operating Expenses	232,395	-	425,199	-
Profit (Loss) from Operations	(232,395)	-	(425,199)	-
Other Income (Expense)
Other	-	-	-	-
Total Other Income (Expense)	-	-	-	-
Minority Share of Loss	21,021	-	21,021
Net Profit (Loss) Before Taxes	(211,375)	-	(404,179)	-
Income Tax (Provision) Benefit	-	-	-	-
Net Profit (Loss)	$(211,375)	$-	$(404,179)	$-

(Loss) per Common Share - Basic	$(0.00)	$-	$(0.00)	$-
(Loss) per Common Share - Dilutive	$(0.00)	$-	$(0.00)	$-
Weighted Average Shares Outstanding:
Basic	214,308,836	626,989	202,025,049	626,989
Dilutive	214,308,836	626,989	202,025,049	626,989

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(425,109)	$-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	-	-
VSP common units issued for services	2,756
Stock returned that was issued for services	(233)	-
Net change in operating assets and liabilities:
Decrease in prepaid expenses	13,401	-
Increase in related party payable	(123,421)	-
(Decrease) Increase in accounts payable	(1,927)	-
Net Cash Used in Operating Activities	(534,622)	-
Cash Flows from Investing Activities	-	-
Purchase of VSP LLC units	(4,420)	-
Net Cash Used in Investing Activities	(4,420)	-
Cash Flows from Financing Activities
Sale of VETANOVA units	205,036	-
Sale of VSP LLC units	917,650
Cash Flows from Financing Activities	1,122,686	-
Net Change in Cash & Cash Equivalents	583,644	-
Beginning Cash & Cash Equivalents	-	-
Ending Cash & Cash Equivalents	$583,644	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		VetaNova Solar	Additional
	Shares (000s)	Amount	Partners (VSP)	Paid In Capital	Accumulated (Deficit)	Noncontrolling interest in VSP	Stockholders’ Equity
Six Month Activity ending June 30, 2020
Balances, December 31, 2019	627	$49,260		$(49,260)	$(16,509)		$(16,509)
No Activity for the Six Months ended June 30, 2020	-	-		-	-		-
Balances, June 30, 2020	627	$49,260		$(49,260)	$(16,509)		$(16,509)

Balances, December 31, 2019	627	$49,260		$(49,260)	$(16,509)		$(16,509)
2020 Activity:
Net (Loss)	-	$-		-	(297,519)		$(297,519)
Private placement	35,109	$3,511		347,582	-		$351,093
Stock issued for services	103,623	$10,362		-	-		$10,362
Stock issued to VitaNova Partners LLC	55,613	$5,561		-	-		$5,561
Balances, December 31, 2020	194,972	$68,694	$-	$298,322	$(314,028)	$-	$52,988

2021 Six Month Activity:
Net (Loss)	-	$-	-	-	(404,179)	-	$(404,179)
Private placement - VTNA	20,503	$2,051	-	202,986	-	-	$205,037
VetaNova Solar Partners	-	-	546,983	-	-	347,982	$894,965
Return of stock issued for services	(2,333)	$(233)	-	-	-	-	(233)
Balances, June 30, 2021	213,142	$70,511	$546,983	$501,308	$(718,207)	$347,982	$748,577

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Notes to Condensed Financial Statements

For the Three and Six Months Ended June 30, 2021 and June 30, 2020

Note 1 – Organization and Business

The Company intends to have two streams of revenue. One is from the development, construction, and sale leaseback of solar powered greenhouse facilities. The other from the growing fruits and vegetables for sale to local markets.

On May 26, 2021 the Company acquired 29% of the issued and outstanding shares of GrowCo, Inc. GrowCo’s only asset is an approximately 39 acre parcel of land in southeastern Colorado.

After the date of this 10-Q the Company plans to acquire:

●	GrowCo Partners 1, LLC, which owns approximately 39 acres of land;
●	approximately 78 acres of land from GrowCo Partners 2, LLC, and
●	approximately 39 acres of land from GrowCo, Inc.

The 160 acres of land are located in southeastern Colorado. The Company will pay 95,000,000 shares of its common stock and $2,368,421 for GrowCo Partners 1, LLC and the land from GrowCo Partners 2, LLC and GrowCo Inc.

There is one fully completed 90,000 sq. ft. greenhouse, and one adjoining fully completed 15,000 sq. ft. warehouse on the land to be purchased by the Company. The greenhouse/ warehouse facilities, once purchased, retrofitted and/or constructed, will be used by the Company to grow farm fresh fruits and vegetables for delivery to local food markets. The completed greenhouse and warehouse have not been in operation since 2020.

On the land in southeastern Colorado the Company plans to:

1.	retrofit the existing greenhouse and warehouse so that the equipment in the greenhouse and warehouse will run on solar power as opposed to propane. (Estimated cost: $750,000. Estimated time to complete: six months). Acquire solar system to power the greenhouse/ warehouse (Estimated cost: $1,125,000)
2.	construct one new 90,000 sq. ft. greenhouse and one new 15,000 sq. ft. warehouse (Estimated cost: $4,500,000. Estimated time to complete: twelve months). Acquire solar system to power the greenhouse/ warehouse (Estimated cost: $1,125,000)
3.	construct three new 180,000 sq. ft. greenhouses and three new 30,000 sq. ft. warehouses (Estimated cost: $27,000,000. Estimated time to complete: 36 months). Acquire solar systems to power the greenhouses and warehouses (Estimated cost: $3,375,000).

The greenhouse/warehouse facilities will be solar powered. The Company plans to acquire the solar systems which will power the greenhouse/ warehouse facilities from VetaNova Solar Partners, LLC. (“VSP”) at a cost of approximately $1,125,000 per system. As of August 10, 2021 VSP had not constructed any solar systems and had cash of approximately $333,000. VSP will need to raise a significant amount of capital to build the solar systems for the Company

The Company plans to finance the cost of retrofitting the facility described in (1) above, and acquire the solar system needed to power the facility, with a loan from a lender associated with Colorado’s Commercial Property Assessed Clean Energy Program (“C-PACE”). Once the facility is operational, the Company plans to sell the facility to an investor and then lease back the facility from the investor. With the proceeds from the sale of this facility, the Company expects to have sufficient funds to construct the facility described in (2) above, and acquire the solar systems required to power the facility. Sequentially using the sale/ lease back financing technique for each greenhouse/ warehouse facility (with the exception of the last facility) the Company expects to have sufficient capital to construct the facilities described in (3) above and to acquire the solar systems for these facilities.

The Company may also finance all or a part of the cost of retrofitting/ constructing greenhouses and warehouses and acquiring solar systems through future offering of the Company’s securities proceeds from the exercise of the Company’s warrants or borrowings from private lenders.

As of the date of this 10-Q the Company did not have any agreements with any person to purchase any of the Company’s securities lend any funds to the Company or purchase and lease back any of the greenhouse/ warehouse facilities which the Company plans to retrofit or construct.

Recent Transactions

On July 12, 2021, the Company issued 91,072,971 shares of its common stock, as well as warrants to purchase an additional 10,249,375 shares of its common stock, to VitaNova Partners, LLC (“VitaNova”) in payment of expenses (amounting to $9,108) paid by VitaNova on behalf of the Company. The warrants are exercisable at any time on or before December 31, 2022 at a price of $0.20 per share. VitaNova then transferred those shares to certain members of VitaNova in exchange for the members interests in VitaNova. John McKowen, the Company’s only Officer and Director and a controlling person of VitaNova, did not receive any of these shares.

On May 26, 2021 the Company acquired 29% of the issued and outstanding shares of GrowCo, Inc. as well as membership interests in GrowCo Partners 1, LLC from an unrelated third party. In consideration for the assignment of these securities the Company issued the unrelated third party 4,384,913 shares of the Company’s common stock as well as warrants to purchase an additional 4,384,913 shares of the Company’s common stock. The warrants are exercisable at any time on or before September 30, 2022 at a price of $0.20 per share.

The Company recently completed a private placement and raised $556,129 by issuing 55,612,900 common shares along with 55,612,900 2-year warrants exercisable at $0.20 per share.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements, prepared using the accrual basis of accounting, included herein, have been presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, these statements reflect all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Consolidation

In January 2021, the Company formed VetaNova Solar Partners, LLC (“VSP”). VSP is authorized to issue 100,000,000 common and 100,000,000 preferred membership units. As of June 30, 2021, 71,744,011 common units and 2,168,611 preferred units were outstanding, representing a total of 73,942,622 units outstanding. The Company owns 44,209,020 of common units of VSP which represent approximately 60% of the outstanding common units of VSP. Additionally, both the Company and VSP share common management. As a result, VSP is consolidated with the Company’s financial statements.

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

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize deferred tax assets in the future in excess of their net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of its position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Net Income (Loss) per Share

Basic net (loss) per share is computed by dividing net income (loss) attributed to the Company’s common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

As of December 31, 2020, and June 30, 2021, the Company’s outstanding warrants were excluded from the fully diluted weighted average number of shares outstanding since the warrants would be anti-dilutive.

Accounting for Equity Raise

The Company recently sold common stock and warrants. Accounting Standards Codification (“ASC”) requires the Company to first analyze the warrants to determine if the warrants are a liability or an equity instrument.

The warrants in the offering qualify as equity. The warrants do not obligate the Company to repurchase its shares by transferring an asset. The warrants do not obligate the Company to settle the warrants by issuing a variable number of shares if the monetary value of the obligation is based on a predetermined fixed amount, variation in something other than the issuers stock price, or variations inversely related to the issuers stock price. Therefore, since there is no obligation on behalf of the Company, the warrants have been classified as equity.

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

The common share value was computed by evaluating each equity raise closing date to the Company’s market stock price to the price issue, which was $0.01/share.

Note 3 – Equity Transactions

During the six months ended June 30, 2021 there were the following equity transactions:

●	20,503,600 shares to outside investors;
●	36 shares as a rounding/true-up issuance to an outside investor, and
●	2,333,333 shares returned from a prior issuance to a consultant for services rendered.

During the year ended December 31, 2020 there were the following equity transactions:

●	91,127,145 shares issued to the Company’s founders, officers and board members;
●	12,495,700 shares issued to the Company’s consultants;
●	55,612,837 shares issued to VitaNova Partners, LLC, and
●	35,109,231 shares issued to outside investors.

Note 4 – Commitments and Contingencies

The Company has no commitments or contingencies.

Note 5 – Related Party Transactions

As of June 30, 2021 VitaNova Partners owed the Company $174,600.

On July 15, 2020, the Company and VitaNova entered into a consulting agreement whereby VitaNova would provide management services to the Company. VitaNova is paid $456,000 annually for its management services. Payments are made in 12 monthly installments of $38,000. On December 15, 2020 the consulting agreement was amended to reduce payments to $19,000 a month effective January 1, 2021.

During the year ended December 31, 2020 there were the following equity transactions involving related parties:

●	91,127,145 shares issued to the Company’s founders, officers and board members, and
●	55,612,837 shares issued to VitaNova Partners, LLC.

During the six months ended June 30, 2021 there were the following equity transactions involving related parties:

●	17,621,538 VSP common units were issued to John McKowen.

Note 6 – Subsequent Events

On August 4, 2021 the Company entered in an agreement with Mastronardi Produce Limited pursuant to which Mastronardi was granted the exclusive right to sell and market all US Grade No. 1 fresh fruits and vegetables produced from all of the Company’s greenhouses that exist or may be built in North America.

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

The Pueblo Complex was significantly underpowered with only 300KVA of electrical power and no natural gas available. The lack of power made the initial greenhouse facility unsuitable for its intended purpose. Since acquiring control The Company has installed 1500KVA electrical service and is retrofitting the existing greenhouse with equipment that can be solar powered.

The Company recently completed a private placement and raised $556,129 by issuing 55,612,900 common shares along with 55,612,900 2-year warrants exercisable at $0.20 per share.

Results of Operations

For Three Months Ended June 30, 2021 and June 30, 2020

The Company did not begin operations until July, 2020; therefore, there were no operations for the three months ended June 30, 2020.

For the three months ended June 30, 2021, the Company had no revenues. During this period the Company recognized $232,395 in general and administrative expenses. This produced a loss of $232,395, of which $21,021 was attributal to minority ownership; therefore the Company’s shareholders recorded a $211,375 loss.

For Six Months Ended June 30, 2021 and June 30, 2020

The Company did not begin operations until July, 2020; therefore, there were no operations for the six months ended June 30, 2020.

For the three months ended June 30, 2021, the Company had no revenues. During this period the Company recognized $425,199 in general and administrative expenses. This produced a loss of $425,199, of which $21,021 was attributal to minority ownership; therefore the Company’s shareholders recorded a $404,179 loss.

Liquidity and Capital Resources

We have begun our operations relying on external investors. Since inception and through July 2021, we have raised $1,118,801 in captial.

See Note 1 to the financial statements included as part of this report for a discussion of our anticipated capital requirements and plans to fund our anticipated capital requirements.

The Company received preliminary approval from C-PACE, a Colorado specialized solar financing program developed by federal, state and county governments. The Company is in the process of developing the engineering necessary to complete the C-Pace financing application.

We believe with additional capital from third party investors we will have sufficient capital to meet our anticipated cash needs for at least the next twelve months.

To date we have only had limited revenue, which occurred the last one-half of 2020 via a sublease of farming land. Therefore, presently operations are not sufficient to sustain our operations without the additional sources of capital. As of June 30, 2021, we had cash and cash equivalents of $583,644. We used $534,622 in cash in our operating activities during the six months ended June 30, 2021.

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

Item 4. Controls and Procedures

Our management, comprised of our chief executive officer (CEO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO has concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2021.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings and management is not aware of any pending litigation against the Company.

Item 1A. Risk Factors

Refer to our 10-K/A, Item 1A. that was filed with the SEC on May 4, 2021. Our risk factors have not significantly changed since this filing.

Item 6. Exhibits

Regulation S-K Number
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32.1	Certification pursuant to 18 U.S.C. Section 1350,

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VETANOVA INC

Dated: August 23, 2021	By:	/s/ John McKowen
John McKowen, Chief Executive and Financial Officer

