Form 10-Q
period 2021-09-30
VetaNova Inc.
filed 2021-11-15
CIK 1280396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2021

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of November 12, 2021, there were 409,276,164 shares of the registrant’s Common Stock that were outstanding.

VETANOVA INC

QUARTELRY report on form 10-Q

QUARTER ended September 30, 2021

2

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed and Consolidated Financial Statements

VETANOVA INC

Interim Condensed and Consolidated Financial Statements

For the Period Ended September 30, 2021

VETANOVA INC

Condensed and Consolidated Balance Sheets

	As of
	Sept 30, 2021 (Unaudited)	Dec 31, 2020 (Derived from audit)
ASSETS
Current Assets
Cash and cash equivalents	$87,798	$-
Prepaid expenses	83	13,734
Due from related party - VitaNova Partners LLC	480,578	51,179
Total Current Assets	568,459	64,913
Long Term Assets
Land	300,000	-
Total Long Term Assets	300,000	-
TOTAL ASSETS	$868,459	$64,913

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$10,000	$-
Interest payable	4,934	11,925
Common stock payable	5,000,000	-
Total Current Liabilities	5,014,934	11,925
Payment due to related parties for land purchases	657,895	-
TOTAL LIABILITIES	5,672,829	11,925
Commitments & Contingencies (Notes 4)
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 308,600,053 and 194,971,866 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectfully	70,511	68,694
VitaNova Solar Partners, LLC 71,774,011 common units outstanding and 7,379,305 preferred units outstanding, 100,000,000 preferred and 100,000,000 common units authorized	583,774	-
Additional paid-in capital	501,308	298,322
Accumulated (deficit)	(6,328,366)	(314,028)
Total VETANOVA INC Equity	(5,172,773)	52,988
Non-controlling interest in a subsidiary	368,403	-
TOTAL STOCKHOLDERS’ EQUITY	(4,804,370)	52,988
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$868,459	$64,913

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Operations

(Unaudited)

	Three Months ended Sept 30,		Nine Months ended Sept 30,
	2021	2020	2021	2020
Revenue	$-	$7,875	$-	$7,875
Direct cost of revenue	-	7,875	-	7,875
Gross Margin	-	-	-	-
Operating Expenses
General and administrative	278,584	22,021	651,509	13,031
Depreciation and amortization	-	-	-	-
Total Operating Expenses	278,584	22,021	651,509	13,031
Profit (Loss) from Operations	(278,584)	(13,031)	(651,509)	(13,031)
Other Income (Expense)
Loss on asset acquisitions - related party	(5,357,895)	-	(5,357,895)	-
Interest expense	(4,934)	-	(4,934)	-
Total Other Income (Expense)	(5,362,829)	-	(5,362,829)	-
Minority Share of Loss	52,695	-	52,695
Net Profit (Loss) Before Taxes	(5,588,718)	(13,031)	(5,961,643)	(13,031)
Income Tax (Provision) Benefit	-	-	-	-
Net Profit (Loss)	$(5,588,718)	$(13,031)	$(5,961,643)	$(13,031)

(Loss) per Common Share - Basic	$(0.02)	$(0.04)	$(0.03)	$(0.04)
(Loss) per Common Share - Dilutive	$(0.02)	$(0.04)	$(0.03)	$(0.04)
Weighted Average Shares Outstanding:
Basic	260,871,111	626,989	225,287,018	626,989
Dilutive	260,871,111	626,989	225,287,018	626,989

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(6,014,338)	$(13,031)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	-	-
Loss on purchase of assets	5,357,895
Net change in operating assets and liabilities:
Decrease in prepaid expenses	13,651	-
Increase in related party receivable	(429,399)	-
(Decrease) in related party payable	-	13,031
(Decrease) Increase in accounts payable	3,007	-
VSP common units issued for services	2,756
Net Cash Used in Operating Activities	(1,066,427)	-
Cash Flows from Investing Activities	-	-
Purchase of VSP LLC units	(4,420)	-
Net Cash Used in Investing Activities	(4,420)	-
Cash Flows from Financing Activities
Sale of VETANOVA units	204,803	-
Sale of VSP LLC units	953,842	-
Cash Flows from Financing Activities	1,158,645	-
Net Change in Cash & Cash Equivalents	87,798	-
Beginning Cash & Cash Equivalents	-	-
Ending Cash & Cash Equivalents	$87,798	$-

Non-cash transactions
	For the 9 months ended
	Sept 30 2021	Sept 30 2020
NCI	$368,403	$-
Purchase of land for defferred payment	$300,000	$-
Stock to be issued for land purchase	$5,000,000	$-
Deferred payment due on greenhouse and land purchase	$657,895	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		VetaNova Solar	Additional		Noncontrolling
	Shares (000s)	Amount	Partners (VSP)	Paid In Capital	Accumulated (Deficit)	interest in VSP	Stockholders’ Equity
2020 Nine Month Activity:
Balances, December 31, 2019	627	$49,260	$-	$(49,260)	$(16,509)	$-	(16,509)
Net (Loss)	-	-	-	-	(13,031)	-	(13,031)
Warrants issued	-	-	-	14,644	-	-	14,644
Private Placement	16,168	1,617	-	160,068	-	-	160,068
Balances, September 30, 2020	16,795	$50,877	$-	125,452	(29,540)	$-	145,172

Balances, December 31, 2019	627	$49,260		$(49,260)	$(16,509)		$(16,509)
2020 Activity:
Net (Loss)	-	-		-	(297,519)		(297,519)
Private placement	35,109	3,511		347,582	-		351,093
Stock issued for services	103,623	10,362		-	-		10,362
Stock issued to VitaNova Partners LLC	55,613	5,561		-	-		5,561
Balances, December 31, 2020	194,972	$68,694	$-	$298,322	$(314,028)	$-	$52,988

2021 Nine Month Activity:
Net (Loss)	-	-	-	-	(5,961,643)	-	(5,961,643)
Private placement - VTNA	115,961	2,051	-	202,986	-	-	205,037
VetaNova Solar Partners	-	-	583,774	-	(52,695)	368,403	899,482
Return of stock issued for services	(2,333)	(233)	-	-	-	-	(233)
Balances, September 30, 2021	308,600	$70,512	$583,774	$501,308	$(6,328,366)	$368,403	$(4,804,370)

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Notes to Condensed Financial Statements

For the Three and Nine Months Ended September 30, 2021 and September 30, 2020

Note 1 – Organization and Business

The Company is in its development stage and intends to build and operate solar-powered, carbon-negative greenhouses utilizing Artificial Intelligence assisted technologies to control the growing environment if the Company can obtain financing. The Company’s revenue is expected to come from growing farm-fresh fruits and vegetables to be sold to local markets.

The Company intends to produce farm-fresh fruits and vegetables for local delivery in historically productive agricultural regions with high solar indexes and close to large urban areas of the United States, such as the Front Range of Colorado and Central Valley of California.

On August 4, 2021, the Company entered into an agreement with Mastronardi Produce Limited (Mastronardi), pursuant to which Mastronardi was granted the exclusive right to sell and market all US Grade No. 1 fresh fruits and vegetables produced from all of the Company’s greenhouses that exist or may be built in North America.

On August 17, 2021, the Company acquired from a related party approximately 118 contiguous acres located near the Arkansas River in Avondale, Colorado, for 25,000,000 shares of the Company’s common stock, which were issued on October 29, 2021, and $657,895 in cash to be paid by December 31, 2022. The property is just minutes from I-25, which dissects Colorado from North to South, making possible daily deliveries of farm-fresh produce within hours of harvest.

On November 8, 2021, the Company acquired from a related party approximately 39 acres for 70,000,000 shares of the Company’s common stock, which have not been issued, and $1,842,105 in cash to be paid by December 31, 2022. The property is contiguous to the 118 acres the Company purchased on August 17, 2021, and together define the Avondale Complex. The November 8, 2021 purchase contains 90,000 sq ft of greenhouse and 15,000 sq ft of warehouse. The property was purchased for 70,000,000 shares of the Company’s common stock, which have been issued, and $1,842,105 in cash to be paid by December 31, 2022.

If the Company can obtain financing, it expects to retrofit the existing 90,000 sq ft greenhouse and 15,000 sq ft warehouse to operate exclusively with electric power provided by a to be constructed 2 MW solar array with batteries. The Avondale Complex retrofitted greenhouse and warehouse, when and if built, will grow tomatoes for marketing by Mastronardi. After operational trials of the retrofitted existing growing facilities, the Company expects to expand the Avondale Complex to 25 acres of growing facilities powered by a 25 MW solar field with batteries to produce various fruits and vegetables to be marketed by Mastronardi.

The existing greenhouse facility has 1,500 kVA conventional electrical service provided by the local electrical utility, which will be initially used for operations and later used as a mutual electrical grid back up after the Avondale Complex is retrofitted for solar power.

The estimated cost to install the solar system necessary to power the 90,000 sq ft existing greenhouse facility is $1,125,000 and will take six months to complete once construction commences. The estimated cost to convert the existing greenhouse from carbon-based equipment to electric-powered appliances and equipment is $750,000 and will take six months to complete once construction commences.

The Company plans to finance the cost of building the solar field and retrofitting the Avondale Project from private equity sources and loans from Colorado’s Commercial Property Assessed Clean Energy Program (C-PACE).

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

Consolidation

In January 2021, the Company formed VetaNova Solar Partners, LLC (“VSP”). VSP is authorized to issue 100,000,000 common and 100,000,000 preferred membership units. As of September 30, 2021, 71,744,011 common units and 7,379,305 preferred units were outstanding, representing a total of 79,153,316 units outstanding. The Company owns 44,209,020 of common units of VSP which represent approximately 55.85% of the outstanding common units of VSP. Additionally, both the Company and VSP share common management. As a result, VSP is consolidated with the Company’s financial statements.

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

Due from related party – VitaNova Partners, LLC

The Company has advanced funds to a related party, VitaNova Partners, LLC for a total of $480,578 as of September 30, 2021 and $51,179 as of December 31, 2020. These advances are short term and due upon demand.

Land

On August 17, 2021, the Company acquired 118 contiguous acres located near the Arkansas River in Avondale, Colorado (Avondale Project) for 25,000,000 shares of the Company’s common stock, to be issued by December 31, 2021, and $657,895 in cash, to be paid by December 31, 2022. The Avondale Project is just minutes from I-25, which dissects Colorado from North to South, making possible daily deliveries of farm fresh produce within hours of harvest.

The land was acquired from a related party entity and therefore, the land value was transferred at historical cost. Based on consideration paid, the Company recognized a loss of $5,357,895 from the land acquisition.

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

As of December 31, 2020, and September 30, 2021, the Company’s outstanding warrants were excluded from the fully diluted weighted average number of shares outstanding since the warrants would be anti-dilutive.

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

Note 3 – Payment due to related parties for land purchases

On August 17, 2021, the Company acquired from a related party approximately 118 contiguous acres located near the Arkansas River in Avondale, Colorado, for 25,000,000 shares of the Company’s common stock, which were issued on October 29, 2021, and $657,895 in cash to be paid by December 31, 2022.

The issuance of the 25,000,000 common shares is valued at the Company’s public market traded closing price of $0.20/share on August 17, 2021, or $5,000,000. This is classified as a current liability since it is management’s intent to issue the shares within a 12 month period.

Note 4 – Equity Transactions

During the nine months ended September 30, 2021 there were the following equity transactions:

●	115,961,484 shares to outside investors;
●	36 shares as a rounding/true-up issuance to an outside investor, and
●	2,333,333 shares returned from a prior issuance to a consultant for services rendered.

During the year ended December 31, 2020 there were the following equity transactions:

●	91,127,145 shares issued to the Company’s founders, officers and board members;
●	12,495,700 shares issued to the Company’s consultants;
●	55,612,837 shares issued to VitaNova Partners, LLC, and
●	35,109,231 shares issued to outside investors.

Note 5 – Commitments and Contingencies

The Company has committed to issue 25,000,000 common stock by December 31, 2022 and pay $657,895 for assets purchased on August 17, 2021.

Note 6 – Related Party Transactions

As of September 30, 2021 VitaNova Partners owed the Company $480,578.

On July 15, 2020, the Company and VitaNova entered into a consulting agreement whereby VitaNova would provide management services to the Company. VitaNova is paid $456,000 annually for its management services. Payments are made in 12 monthly installments of $38,000. On December 15, 2020 the consulting agreement was amended to reduce payments to $19,000 a month effective January 1, 2021.

On August 17, 2021, the Company acquired from a related party approximately 118 contiguous acres located near the Arkansas River in Avondale, Colorado, for 25,000,000 shares of the Company’s common stock, which were issued on October 29, 2021, and $657,895 in cash to be paid by December 31, 2022.

During the year ended December 31, 2020, there were the following equity transactions involving related parties:

●	91,127,145 shares issued to the Company’s founders, officers and board members, and
●	55,612,837 shares issued to VitaNova Partners, LLC.

During the nine months ended September 30, 2021 there were the following equity transactions involving related parties:

●	17,621,538 VSP common units were issued to John McKowen.

Note 7 – Subsequent Events

On October 29, 2021, the Company issued 25,000,000 shares to related parties as part of the consideration for its purchase of land.

On November 8, 2021, the Company acquired from a related party approximately 39 acres for 70,000,000 shares of the Company’s common stock, which have not been issued, and $1,842,105 in cash to be paid by December 31, 2022. The property is contiguous to the 118 acres the Company purchased on August 17, 2021, and together define the Avondale Complex. The November 8, 2021 purchase contains 90,000 sq ft of greenhouse and 15,000 sq ft of warehouse. The property was purchased for 70,000,000 shares of the Company’s common stock, which have been issued, and $1,842,105 in cash to be paid by December 31, 2022.

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

Overview

The Company is in its development stage and intends to build and operate solar-powered, carbon-negative greenhouses utilizing Artificial Intelligence assisted technologies to control the growing environment if it can obtain financing. The Company’s revenue is expected to come from growing farm-fresh fruits and vegetables to be sold to local markets.

The Company intends to produce farm-fresh fruits and vegetables for local delivery in historically productive agricultural regions with high solar indexes and close to large urban areas of the United States, such as the Front Range of Colorado and Central Valley of California.

On August 4, 2021, the Company entered into an agreement with Mastronardi Produce Limited (Mastronardi), pursuant to which Mastronardi was granted the exclusive right to sell and market all US Grade No. 1 fresh fruits and vegetables produced from all of the Company’s greenhouses that exist or may be built in North America.

On August 17, 2021, the Company acquired from a related party approximately 118 contiguous acres located near the Arkansas River in Avondale, Colorado, for 25,000,000 shares of the Company’s common stock, which were issued on October 29, 2021, and $657,895 in cash to be paid by December 31, 2022. The property is just minutes from I-25, which dissects Colorado from North to South, making possible daily deliveries of farm-fresh produce within hours of harvest.

On November 8, 2021, the Company acquired from a related party approximately 39 acres for70,000,000 shares of the Company’s common stock, which have not been issued, and $1,842,105 in cash to be paid by December 31, 2022. The property is contiguous to the 118 acres the Company purchased on August 17, 2021, and together define the Avondale Complex. The November 8, 2021 purchase contains 90,000 sq ft of greenhouse and 15,000 sq ft of warehouse. The property was purchased for 70,000,000 shares of the Company’s common stock, which have been issued, and $1,842,105 in cash to be paid by December 31, 2022.

If the Company can obtain financing, it expects to retrofit the existing 90,000 sq ft greenhouse and 15,000 sq ft warehouse to operate exclusively with electric power provided by a to be constructed 2 MW solar array with batteries. The Avondale Complex retrofitted greenhouse and warehouse, when and if built, will grow tomatoes for marketing by Mastronardi. After operational trials of the retrofitted existing growing facilities, the Company expects to expand the Avondale Complex to 25 acres of growing facilities powered by a 25 MW solar field with batteries to produce various fruits and vegetables to be marketed by Mastronardi.

The existing greenhouse facility has 1,500 kVA conventional electrical service provided by the local electrical utility, which will be initially used for operations and later used as a mutual electrical grid back up after the Avondale Complex is retrofitted for solar power.

The estimated cost to install the solar system necessary to power the 90,000 sq ft existing greenhouse facility is $1,125,000 and will take six months to complete once construction commences. The estimated cost to convert the existing greenhouse from carbon-based equipment to electric-powered appliances and equipment is $750,000 and will take six months to complete once construction commences.

The Company plans to finance the cost of building the solar field and retrofitting the Avondale Project from private equity sources and loans from Colorado’s Commercial Property Assessed Clean Energy Program (C-PACE).

Results of Operations

For Three Months Ended September 30, 2021 and September 30, 2020

The Company did not begin operations until July, 2020. For the three months ended September 30, 2020, the Company recognized $7,875 through a sub-lease of land agreement with an associated direct cost of revenue of $7,875. During the three months ended September 30, 2020, the Company recognized $278,541 in general and administrative expenses, producing a loss of $22,021.

For the three months ended September 30, 2021, the Company had no revenues. During this period the Company recognized $278,584 in general and administrative expenses, $5,357,895 loss from land acquisitions, and $4,934 in interest expense. This produced a loss of $5,641,413, of which $52,695 was attributable to minority ownership; therefore, the Company’s shareholders recorded a $5,588,718 loss.

For Nine Months Ended September 30, 2021 and September 30, 2020

The Company did not begin operations until July, 2020. During the nine months ended September 30, 2020, the Company recognized $22,021in general and administrative expenses, producing a loss of $22,021.

For the nine months ended September 30, 2021, the Company had no revenues. During this period the Company recognized $651,509 in general and administrative expenses, $5,357,895 loss from land acquisitions and $4,934 in interest expense. This produced a loss of $6,014,338, of which $52,695 was attributable to minority ownership; therefore, the Company’s shareholders recorded a $5,961,643 loss.

Liquidity and Capital Resources

We have begun our operations relying on external investors. Since inception and through September 2021, we have raised $1,118,801 in capital.

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

To date we have only had limited revenue, which occurred the last six months of 2020 via a sublease of farming land. Therefore, presently operations are not sufficient to sustain our operations without the additional sources of capital. As of September 30, 2021, we had cash and cash equivalents of $87,798. We used $1,066,427 in cash in our operating activities during the nine months ended September 30, 2021.

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

Item 4. Controls and Procedures

Our management, comprised of our chief executive officer (CEO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO has concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2021.

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

VETANOVA INC

Dated: November 15, 2021	By:	/s/ John McKowen
John McKowen, Chief Executive and Financial Officer

