Form 10-K
period 2021-12-31
VetaNova Inc.
filed 2022-03-29
CIK 1280396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2021

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: 333-212055

VETANOVA, INC.

(Exact name of registrant as specified in its charter)

Nevada	85-1736272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

335 A Josephine St. Denver, Colorado 80206

Address of principal executive offices

(303) 248-6883

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 was approximately $10,400.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 426,100,053 shares of common stock as of March 25, 2022.

Forward-Looking Statements

Some of the statements in this report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology.

You should not place undue reliance on forward-looking statements. The cautionary statements set forth in this report identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

The speculative nature of our business;

Concerns about our ability to continue as a “going concern”;

Our ability to effectively execute our business plan;

Our ability to manage our expansion, growth and operating expenses;

Our ability to finance our businesses;

Our ability to promote our businesses;

Our ability to compete and succeed in highly competitive and evolving businesses; and

Our ability to respond and adapt to changes in technology and customer behavior.

Although the forward-looking statements in this report are based on our beliefs, assumptions and expectations, considering all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained, or that deviations from them will not be material and adverse. We undertake no obligation, other than as may be required by law, to amend this report or otherwise make public statements updating our forward-looking statements.

2

VETANOVA INC

Annual Report on Form 10-K

Year Ended December 31, 2021

Table of Contents

PART I

ITEM 1. BUSINESS

The Company intends to generate revenue from growing fruits and vegetables for sale to local markets.

In 2021 the Company acquired four contiguous parcels of land totaling 157 acres in Pueblo County Colorado.

●	Parcel 1 - The Company issued 95,000,000 shares of its common stock and agreed to pay $2,368,421 by December 31, 2022 to GrowCo Partners 1, LLC for approximately 39 acres containing one fully completed 90,000 sq. ft. greenhouse, and one adjoining fully completed 15,000 sq. ft. warehouse. on the land. The shares were issued in book entry form on November 19, 2021. The cash amount will bear interest at 6% per year from August 17, 2021 until paid. Parcel 1 has. The completed greenhouse and warehouse have not been in operation since 2020.

●	Parcel 2 - The Company issued 5,000,000 shares of its common stock and agreed to pay $131, 579 by December 31, 2022 to GrowCo Partners 2, LLC for 39 acres of vacant land. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021 until paid.

●	Parcel 3 – The Company issued 5,000,000 shares of its common stock and agreed to pay $131, 579 to GrowCo, Inc. by December 31, 2022 for 39 acres of vacant land. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021 until paid.

●	Parcel 4 - The Company issued 15,000,000 shares of its common stock and agreed to pay $394,737 by December 31, 2022 to GrowCo Partners 2, LLC for 39 acres of land with a partially completed greenhouse structure. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021 until paid.

On the land in southern Colorado the Company plans to:

1. expand the existing greenhouse from two to six acres and retrofit the expanded greenhouse and existing warehouse so that the equipment in the greenhouse and warehouse will run on solar power as opposed to utility provided electricity and propane. (Estimated cost: $9,500,000. Estimated time to complete: eight months) and build solar system to power the greenhouse/ warehouse (Estimated cost: $3,000,000)

2. construct an additional total 23 acres of. greenhouse and associated warehouse space (Estimated cost: $45,500,000. Estimated time to complete: 36 months), and build a solar system to power the greenhouse and warehouse facilities (Estimated cost: $6,500,000)

The Company has a direct or indirect interest in the three entities listed above.

The Company plans to finance all or a part of the cost of retrofitting/ constructing greenhouses and warehouses and acquiring solar systems through the sale of Units offered by this report, future offering of the Company’s securities, proceeds from the exercise of the Company’s warrants or borrowings from private lenders.

As of December 31, 2021 the Company did not have any agreements with any person to purchase any of the Company’s securities or lend any funds to the Company.

On August 4, 2021 the Company entered in an agreement with Mastronardi Produce Limited pursuant to which Mastronardi was granted the exclusive right to sell and market all US Grade No. 1 Products produced from all of the Company’s greenhouses in North America. For each sale, Mastronardi will be paid a low double digit percentage of the gross price received for the sale of the products grown at the Company’s greenhouses, plus all costs incurred in the sale and distribution of such products.

Mastronardi is a fourth-generation family owned company and the leading marketer and distributor in North America of tomatoes, peppers, cucumbers, berries and leafy greens. Mastronardi has an extensive and long-tenured retail network and is nationally recognized under the primary SUNSET® brand and other brands, including Campari®, Angel Sweet®, Flavor Bombs®, Sugar Bombs®, tomatoes and WOW™ berries.

Solar Energy Overview

Solar power is energy from the sun that is converted into thermal or electrical energy. Solar energy is the cleanest and most abundant renewable energy source available. Solar technologies can harness this energy for a variety of uses, including generating electricity, providing light or a comfortable interior environment, and heating water for domestic, commercial, or industrial use.

There are three main ways to harness solar energy: photovoltaic, solar heating and cooling, and concentrating solar power. Photovoltaics generate electricity directly from sunlight via an electronic process and can be used to power anything from small electronics such as calculators and road signs up to homes and large commercial businesses. Solar heating and cooling (SHC) and concentrating solar power (CSP) applications both use the heat generated by the sun to provide space or water heating in the case of SHC systems, or to run traditional electricity-generating turbines in the case of CSP power plants.

Solar energy is a very flexible energy technology: it can be built as distributed generation (located at or near the point of use) or as a central-station, utility-scale solar power plant (similar to traditional power plants). Both of these methods can also store the energy they produce for distribution after the sun sets, using new solar and storage technologies.

In the last decade alone, solar has experienced an average annual growth rate of 48%. Thanks to strong federal policies like the solar Investment Tax Credit, rapidly declining costs, and increasing demand across the private and public sector for clean electricity, there are now nearly 78 gigawatts (GW) of solar capacity installed nationwide, enough to power 14.5 million homes.

The cost to install solar has dropped by more than 70% over the last decade, leading the industry to expand into new markets and deploy thousands of systems nationwide. Prices as of June 2021 are at their lowest levels in history across all market segments.

Solar has ranked first or second in new electric capacity additions in each of the last years. In 2019, 40% of all new electric capacity added to the grid came from solar, the largest such share in history. Solar’s increasing competitiveness against other technologies has allowed it to quickly increase its share of total U.S. electrical generation - from just 0.1% in 2010 to more than 2.5% today.

Homeowners and businesses are increasingly demanding solar systems that are paired with battery storage. While this pairing is still relatively new, the growth over the next five years is expected to be significant. By 2025, more than 25% of all behind-the-meter solar systems will be paired with storage, compared to under 5% in 2019.

ITEM 2. PROPERTIES

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on over-the-counter market. The following table sets forth, for the periods indicated, the high and low closing sales price of our common stock as provided by OTC Markets Group Inc. These prices reflect inter-dealer prices, without retain mark-up or commission, and may not represent actual transactions.

Quarter Ended	High	Low
	$	$
December 31, 2021	0.20	0.09
September 30, 2021	0.20	0.15
June 30, 2021	0.70	0.07
March 31, 2021	0.08	0.008

December 31, 2020	0.30	0.0001
September 30, 2020	0.31	0.11
June 30, 2020	0.15	0.12
March 31, 2020	0.58	0.12

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

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

Results of Operations

Year Ended December 31, 2020

During the year ended December 31, 2019 we did not generate any revenue. During the year ended December 31, 2020, we recognized revenues from sub-leasing operations of $13,125. For the twelve months ended December 31, 2020, we recognized a direct cost of revenue of $13,125.

During the year ended December 31, 2020, expenses from operations were $297,519 compared to $4,515 for the year ended December 31, 2019. The increase in expenses was primarily due to higher general and administrative expenses resulting from the efforts to prepare us to become a fully reporting company with the SEC.

Year Ended December 31, 2021

For the twelve months ended December 31, 2021, the Company had no revenues. During this period the Company recognized $5,078,065 in general and administrative expenses, $14,850,000 loss from land and structures acquisitions and $47,027 in interest expense. This produced a loss of $19,906,722, of which $68,370 was attributable to minority ownership; therefore, the Company’s shareholders recorded a $19,906,722 loss.

Liquidity and Capital Resources

We have not yet begun operations. Since inception and through December 31, 2021, we have raised $2,497,452 from insiders, including John McKowen, the Company CEO and Chairman.

On August 17, 2020, VitaNova Partners, LLC agreed to provide us with a $1,000,000 line of credit. Amounts drawn on the line of credit bear interest at 6% per year. We have not drawn on this line of credit as of the date of this report.

Our sources and (uses) of cash for the periods presented were:

	Year ended		Year ended
	12-31-2021		12-31-2020

Cash Used in Operations	$ <913,381	>	$ <351,091	>

Purchase of Units from
VitaNova Solar Partners, LLC	<4,420	>	-

Sale of common stock and
warrants	214,611		351,091

Sale of Units by VitaNova Solar
Partners, LLC	962,422		-

Payoff due to related party	<448,925	>	-

Sale of Convertible Debt	308,200		-

Capital Requirements

Our estimated capital requirements for the period ending December 31, 2022 are:

●	General and administrative expenses	$625,000
●	Payments related to the purchase of land in southeastern Colorado (1)	$2,500,000
●	Retrofit/expand existing greenhouse and warehouse (2)	$9,500,000
●	Construction of solar system to power expanded greenhouse and warehouse	$3,000,000

(1) See Item 1 of this report regarding payments we are required to make in connection with the purchase of these properties.

(2) Represents the costs to retrofit and expand an existing greenhouse and warehouse we acquired in southern Colorado. See Item 1 of this report for information concerning our plans to pay these costs.

Significant Accounting Policies

See Note 2 to the December 31, 2021 Financial Statements included as part of this report for a discussion of our significant accounting policies.

Impairment Policy

At least once every year, management examines all our assets for proper valuation and to determine if an impairment is necessary. In terms of real estate owned, this impairment examination also includes the accumulated depreciation. Management examines market valuations and if an additional impairment is necessary for lower of cost or market, then an impairment charge is recorded.

Contractual Obligations

As of December 31, 2021, we did not have any material capital commitments.

Significant Accounting Policies

For a discussion of our significant accounting policies please see Note 2 to the audited financial statements included as part of this report.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. The following discussion pertains to accounting estimates management believes are most critical to the presentation of our financial position and results of operations that require management’s most difficult, subjective, or complex judgments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See financial statements included as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that as of December 31, 2021 our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Name	Age	Position
John R. McKowen	72	Chief Executive, Financial, and Accounting Officer and a Director

John R. McKowen has been an officer and director of the Company since June 2018. Prior to joining the Company, Mr. McKowen served as the Chief Executive Officer and President of GrowCo Inc., a builder of greenhouses, from May 2014 to May 2016 and again since October 2017. Mr. McKowen was the Chief Executive Officer and Chairman of the Board of Directors of Two Rivers Waters and Farming Company from November 2009 to May 2016.

We believe Mr. McKowen is qualified to act as a director based upon his knowledge of business practices and, in particular, his experience in building greenhouses.

Mr. McKowen is not independent as that term is defined in Section 803 of the NYSE American Company Guide.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their successors are elected or appointed. Our officers are appointed by our board of directors and serve at the discretion of the board.

We do not have a financial expert as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our directors, to the extent required. Our directors believe that the cost of associated with such committees, has not been justified under our current circumstances. During the year ended December 31, 2021 we did not compensate any person for serving as an officer or a director.

Our Board of Directors has the ultimate responsibility to evaluate and respond to risks facing us. Our Board of Directors fulfills its obligations in this regard by meeting on a regular basis and communicating, when necessary, with our officers.

We have not adopted a Code of Ethics which is applicable to our principal executive, financial, and accounting officers and persons performing similar functions since we only have one executive officer.

Holders of our common stock can send written communications to our entire Board of Directors, or to one or more Board members, by addressing the communication to “the Board of Directors” or to one or more directors, specifying the director or directors by name, and sending the communication to our corporate office. Communications addressed to the Board of Directors as whole will be delivered to each Board member. Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified.

A security holder communication not sent to the Board of Directors as a whole is not relayed to Board members which did not receive the communication.

ITEM 11. EXECUTIVE COMPENSATION

Our executive officers will be compensated through the following three components:

●	Base Salary

●	Short-Term Incentives (cash bonuses)

●	Long-Term Incentives (equity-based awards)

●	Benefits

These components provide a balanced mix of base compensation and compensation that is contingent upon our executive officer’s individual performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits. We want to ensure that the compensation programs are appropriately designed to encourage executive officer retention and motivation to create shareholder value. We believe that our shareholders are best served when we can attract and retain talented executives by providing compensation packages that are competitive but fair.

Base Salaries

Base salaries generally have been targeted to be competitive when compared to the salary levels of persons holding similar positions in other publicly traded mining companies of comparable size. The executive officer’s respective responsibilities, experience, expertise, and individual performance are considered.

Short-Term Incentives

Cash bonuses may be awarded at the sole discretion of the Board of Directors based upon a variety of factors that encompass both individual and company performance.

Long-Term Incentives

Equity incentive awards help to align the interests of our employees with those of our shareholders. Equity based awards are made under our Equity Incentive Plan. Options are granted with exercise prices equal to the closing price of our common stock on the date of grant and may be subject to a vesting schedule as determined by the Board of Directors who administer the plan.

We believe that grants of equity-based compensation:

●	enhance the link between the creation of shareholder value and long-term executive incentive compensation;

●	provide focus, motivation, and retention incentive; and

●	provide competitive levels of total compensation

In addition to cash and equity compensation programs, executive officers participate in the health and welfare benefit programs available to other employees.

Compensation Table

The following table sets forth in summary form the compensation received by our Chief Executive Officer for the two fiscal years ended December 31, 2021:

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

John R. McKowen	2021	–	–	–	–	–	–
Chief Executive, Financial	2020	–	–	$8,811	–	–	$8,811
and Accounting Officer

Louise Lowe	2021	–	–	–	–	–	–
Secretary	2020	–	–	$302	–	–	$302

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table is calculated according to ASC 718-10-30-3 which represented the grant date fair value.

(4)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(5)	All other compensation that could not be properly reported in any other column.

Ms. Lowe resigned as an officer on February 5, 2021.

Since our inception, we have not compensated any person for acting as a director.

The following shows the amount we expect to pay to Mr. McKowen, and the amount of time Mr. McKowen expects to devote to our business, during the year ending December 31, 2022.

Projected Monthly Compensation	Percent of Time to Be Devoted to our Business

$7,500	100%

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information with respect to the beneficial ownership of our common stock, of (i) each person or entity that we believe, based on the assumptions described below, will be a beneficial owner of more than 5% of our outstanding common stock, (ii) each executive officer and director and (iii) all our directors and executive officers as a group.

Name and Address of Beneficial Owner	Shares Owned		Percent of Outstanding Shares

John R. McKowen	88,107,690		24.9%
335 A Josephine St.
Denver, Colorado 80206

VitaNova Partners, LLC	56,052,837	(1)	15.8%
335 A Josephine Street
Denver, CO 80206

Prasil Family Matters, LLC	39,137,327		11.1%
7275 N. Scottsdale Road
Paradise Valley, AZ 85253

Jon D. & Linda W. Gruber Trust	36,650,603		10.4%
300 Tamal Plaza, Ste 280
Corte Madera, CA 94925

I. Wistar Morris	19,998,386		5.7%
19 Pond Lane
Bryn Mawr, PA 19010

RM Materials, LLC	20,503,600		5.8%
516 W. Colorado Ave.
Colorado Springs, CO 80905

All officers and directors as a group (one person)	144,160,527		40.8%

(1)	VitaNova Partners is controlled by Mr. McKowen.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of September 30, 2021 VitaNova Partners owed the Company $480,578. During the three months ended December 31, 2021 this was paid in full as an offset to the amounts owed to GrowCo Partners 2, LLC, a related party, and accrued interest owed.

On December 1, 2020 John R. McKowen was issued 88,107,690 shares of the Company’s common stock and Louise Lowe was issued 3,019,455 shares of the Company’s common stock for services rendered and valued at $0.0001 per share. A total of 29,369,230 shares owned by Mr. McKowen and 1,006,485 shares owned by Mrs. Lowe are subject to repurchase by the Company for a price of $0.0001 per share if the Warrant Performance Metric described below is not satisfied. A total of 29,369,230 shares owned by Mr. McKowen and 1,006,485 shares owned by Mrs. Lowe are subject to repurchase at such price if the Secondary Performance Metric is not satisfied.

The “Warrant Performance Metric” will be satisfied if Warrants issued in the Company’s 2020 Private Placement are exercised to acquire at least 42,140,266 shares of the Company’s common stock. The “Secondary Performance Metric” will be satisfied if, prior to December 31, 2022, the Company completes a “sale lease back” of a solar powered property and receives gross proceed of a least $6,000,000 from the sale.

On July 15, 2020, the Company and VitaNova Partners, LLC entered into a consulting agreement whereby VitaNova agreed to provide management services until a private placement was completed and the shareholders of the Company could properly elect a board of directors and Company officers could be appointed. VitaNova was paid $456,000 annually for its management services. On December 15, 2020 the consulting agreement was amended to reduce payments to $19,000 a month effective January 1, 2021.

On July 12,2021 the Company issued 91,072,971 of its shares of common stock, as well as warrants to purchase an additional 10,249,375 shares of its common stock to VitaNova Partners, LLC in payment of expenses (amounting to $9,108) paid by VitaNova on behalf of the Company. The warrants are exercisable at any time on or before December 31, 2022 at a price of $0.20 per share. VitaNova Partners, LLC then transferred those shares to certain members of VitaNova in exchange for the members interests in VitaNova Partners, LLC. John McKowen, the Company’s only Officer and Director and a controlling person of VitaNova, did not receive any of those shares.

During the year ended December 31, 2020, there were the following equity transactions involving related parties:

●	91,127,145 shares issued to the Company’s founders, officers and board members, and
●	55,612,837 shares issued to VitaNova Partners, LLC.

During the twelve months ended December 31, 2021 there were the following equity transactions involving related parties:

●	17,621,538 VSP common units were issued to John McKowen, and
●	95,000,000 shares of the Company’s common stock were issued for the purchase of land and a greenhouse/warehouse.

See Item 1 of this report for information concerning the Company’s acquisition of land from three related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2021 and 2020 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

	2021	2020
Audit fees	$36,600	$10,800
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$36,300	$10,800

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1 (1)	Articles of Incorporation
3.2 (1)	Certificate of Amendment
3.3 (1)	Certificate of Amendment
3.4 (1)	Amended and Restated Bylaws
4.1 (6)	Form of Warrant
4.2 (2)	Promissory Note dated August 17, 2020 due to VitaNova Partners LLC
10.4 (1)	Securities Purchase Agreement between VitaNova Inc and the several investors listed therein
10.5 (3)	Management Agreement between VitaNova Inc and VitaNova Partners LLC
10.6 (4)	Modification of Management Agreement between VitaNova Inc and VitaNova Partners LLC
10.7 (5)	Agreement to acquire GrowCo Partners 1, LLC (By virtue of this agreement, the Company will acquire the real property owned by GrowCo Partners 1, LLC).
10.8 (5)	Agreement to acquire real property owned by GrowCo Partners 2, LLC.
10.9 (5)	Agreement to acquire real property owned by GrowCo, Inc.
10.10(6)	Amended Agreement to acquire GrowCo Partners 1, LLC
10.11(6)	Amended Agreement to acquire real property owned by GrowCo Partners 2, LLC.
10.12(6)	Amended Agreement to acquire real property owned by GrowCo, Inc.
10.13(6)	Agreement with Mastronardi Produce Limited (Certain information has been excluded from this agreement, indicated by blacked out wording, because such information is (i) not material and (ii) would be completely harmful if publicly disclosed)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to the same exhibit filed with the Company’s Registration Statement on Form 10.

(2)	Incorporated by reference to the same exhibit filed with the Company’s report of Form 10-K for the year ended December 31, 2020.

(3)	Incorporated by reference to Exhibit 20.1 filed with the Company’s report of Form 10-K for the year ended December 31, 2020.

(4)	Incorporated by reference to Exhibit 20.2 filed with the Company’s report of Form 10-K for the year ended December 31, 2020.

(5)	Filed with Amendment No. 1 to the Company’s registration statement on Form S-1 (File #333-258344).

(6)	Filed with Amendment No. 3 to the Company’s registration statement on Form S-1 (File #333-258344)

ITEM 16. FORM 10-K SUMMARY

None.

VETANOVA INC

CONDENSED AND CONSOLIDTED FINANCIAL STATEMENTS FOR THE PERIOD ENDED DECEMBER 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of VETANOVA INC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VETANOVA INC as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, CO

March 29, 2022

VETANOVA INC

Condensed and Consolidated Balance Sheets

	As of December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$108,951	$-
Prepaid expenses	-	13,734
Due from related party - VitaNova Partners LLC	-	51,179
Total Current Assets	108,951	64,913
Long Term Assets
Greenhouse	3,410,000	$-
Land	90,000	-
Total Long Term Assets	3,500,000	-
TOTAL ASSETS	$3,608,951	$64,913

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$37,630	$-
Interest payable	7,809	11,925
Payment due to related parties for land and greenhouse acquisition	2,051,075	-
Bridge note payable	219,292	-
Bridge note payable to related party (net of discount)	94,519	-
Total Current Liabilities	2,410,325	11,925
TOTAL LIABILITIES	2,410,325	11,925
Commitments & Contingencies (Notes 3, 4 and 6)
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 426,100,053 and 194,971,866 shares issued and outstanding on December 31, 2021 and December 31, 2020, respectfully	91,835	68,694
VitaNova Solar Partners, LLC 71,774,011 common units outstanding and 7,379,305 preferred units outstanding, 100,000,000 preferred and 100,000,000 common units authorized	604,252	-
Additional paid-in capital	20,435,134	298,322
Accumulated (deficit)	(20,289,120)	(314,028)
Total VETANOVA INC Equity	842,101	52,988
Non-controlling interest in a subsidiary	356,525	-
TOTAL STOCKHOLDERS’ EQUITY	1,198,626	52,988
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,608,951	$64,913

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Operations

	Twelve Months ended December 31,
	2021	2020
Revenue	$-	$13,125
Direct cost of revenue	-	13,125
Gross Margin	-	-
Operating Expenses
General and administrative	5,078,065	297,519
Depreciation and amortization	-	-
Total Operating Expenses	5,078,065	297,519
Profit (Loss) from Operations	(5,078,065)	(297,519)
Other Income (Expense)
Loss on asset acquisitions - related party	(14,850,000)	-
Interest expense	(47,027)	-
Total Other Income (Expense)	(14,897,027)	-
Minority Share of Loss	68,370
Net Profit (Loss) Before Taxes	(19,906,722)	(297,519)
Income Tax (Provision) Benefit	-	-
Net Profit (Loss)	$(19,906,722)	$(297,519)

(Loss) per Common Share - Basic	$(0.08)	$(0.01)
(Loss) per Common Share - Dilutive	$(0.08)	$(0.01)
Weighted Average Shares Outstanding:
Basic	251,906,754	19,919,780
Dilutive	251,906,754	19,919,780

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Cash Flows

	Twelve Months Ended Dec 31,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(19,975,092)	$(297,519)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation & amortization	5,611	-
Loss and impairment on purchase of assets	14,850,000	-
Stock issued for services	4,104,917
Net change in operating assets and liabilities:
Decrease in prepaid expenses	13,734	15,924
Decrease (Increase) in related party receivable	51,179	(13,000)
(Decrease) in related party payable	-	(45,798)
Increase (Decrease) in accounts payable	33,514	(10,698)
VSP common units issued for services	2,756	-
Net Cash Used in Operating Activities	(913,381)	(351,091)
Cash Flows from Investing Activities	-	-
Purchase of VSP LLC units	(4,420)	-
Purchase of land	-
Net Cash Used in Investing Activities	(4,420)	-
Cash Flows from Financing Activities
Sale of units	205,037	351,091
Sale of VSP LLC units	962,442	-
Payments to related parties in connection with land acquisitions	(448,925)
Sale of convertible debt	308,200
Cash Flows from Financing Activities	1,026,754	351,091
Net Change in Cash & Cash Equivalents	108,951	-
Beginning Cash & Cash Equivalents	-	-
Ending Cash & Cash Equivalents	$108,951	$-

Non-cash transactions

	For the 12 months ended December 31,
	2021	2020
NCI	$356,525	$-
Purchase of land for deferred payment and issuance of shares	$300,000	$-
Purchase of GCP1 land and infrastructure for deferred payment and issuance of shares	$6,873,568	$-
Shares issued for prior common shares due	$4,000,000	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		VetaNova Solar	Additional		Noncontrolling
	Shares (000s)	Amount	Partners (VSP)	Paid In Capital	Accumulated (Deficit)	interest in VSP	Stockholders’ Equity
Balances, December 31, 2019	627	$49,260		$(49,260)	$(16,509)		$(16,509)
2020 Activity:
Net (Loss)	-	-		-	(297,519)		(297,519)
Private placement	35,109	3,511		347,582	-		351,093
Stock issued for services	103,623	10,362		-	-		10,362
Stock issued to VitaNova Partners LLC	55,613	5,561		-	-		5,561
Balances, December 31, 2020	194,972	$68,694	$-	$298,322	$(314,028)	$-	$52,988

2021 Activity:
Net (Loss)	-	-	-	-	(19,906,722)	-	(19,906,722)
Private placement - VTNA	115,961	11,624	-	193,412	-	-	205,036
VetaNova Solar Partners	-	-	604,252	-	(68,370)	356,525	892,407
Return of stock issued for services	(2,333)	(233)	-	-	-	-	(233)
Stock issued for services	22,500	2,250	-	4,102,900	-	-	4,105,150
Stock issued for asset purchases	95,000	9,500	-	15,840,500	-	-	15,850,000
Stock re-issued to VitaNova Partners	-	-	-	-	-	-	-
Balances, December 31, 2021	426,100	91,835	604,252	20,435,134	(20,289,120)	356,525	1,198,626

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Notes to Condensed Financial Statements

For the Twelve Months Ended December 31, 2021 and December 31, 2020

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

In 2021 the Company acquired four contiguous parcels of land from a related party totaling 157 acres in Pueblo County Colorado.

●	Parcel 1 - The Company issued 95,000,000 shares of its common stock and agreed to pay $2,368,421 by December 31, 2022 to GrowCo Partners 1, LLC for approximately 39 acres containing one fully completed 90,000 sq. ft. greenhouse, and one adjoining fully completed 15,000 sq. ft. warehouse. on the land. The shares were issued in book entry form on November 19, 2021. The cash amount will bear interest at 6% per year from August 17, 2021 until paid. Parcel 1 has. The completed greenhouse and warehouse have not been in operation since 2020.

●	Parcel 2 - The Company issued 5,000,000 shares of its common stock and agreed to pay $131,579 by December 31, 2022 to GrowCo Partners 2, LLC for 39 acres of vacant land. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021 until paid.

●	Parcel 3 – The Company issued 5,000,000 shares of its common stock and agreed to pay $131,579 to GrowCo, Inc. by December 31, 2022 for 39 acres of vacant land. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021 until paid.

●	Parcel 4 - The Company issued 15,000,000 shares of its common stock and agreed to pay $394,737 by December 31, 2022 to GrowCo Partners 2, LLC for 39 acres of land with a partially completed greenhouse structure. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021 until paid.

On the land in southern Colorado the Company plans to:

●	retrofit the existing greenhouse and warehouse so that the equipment in the greenhouse and warehouse will run on solar power as opposed to utility provided electricity and propane. (Estimated cost: $750,000. Estimated time to complete: eight months) and build solar system to power the greenhouse/ warehouse (Estimated cost: $1,125,000)

●	construct a total 25 acres of. greenhouse and associated warehouse space (Estimated cost: $55,000,000. Estimated time to complete: 36 months), and build a solar system to power the greenhouse and warehouse facilities (Estimated cost: $9,500,000)

The Company has a direct or indirect interest in the three entities listed above.

The Company plans to finance all or a part of the cost of retrofitting/ constructing greenhouses and warehouses and acquiring solar systems through future offering of the Company’s securities, proceeds from the exercise of the Company’s warrants or borrowings from private lenders.

As of December 31, 2021 the Company did not have any agreements with any person to purchase any of the Company’s securities lend any funds to the Company or purchase and lease back any of the greenhouse/ warehouse facilities which the Company plans to retrofit or construct.

On August 4, 2021 the Company entered in an agreement with Mastronardi Produce Limited pursuant to which Mastronardi was granted the exclusive right to sell and market all US Grade No. 1 Products produced from all of the Company’s greenhouses in North America. For each sale, Mastronardi will be paid a low double digit percentage of the gross price received for the sale of the products grown at the Company’s greenhouses, plus all costs incurred in the sale and distribution of such products.

Mastronardi is a fourth-generation family owned company and the leading marketer and distributor in North America of tomatoes, peppers, cucumbers, berries and leafy greens. Mastronardi has an extensive and long-tenured retail network and is nationally recognized under the primary SUNSET® brand and other brands, including Campari®, Angel Sweet®, Flavor Bombs®, Sugar Bombs®, tomatoes and WOW™ berries.

Going Concern

The Company has suffered recurring losses from initial buildout and has a significant accumulated deficit, which, as of December 31, 2021, was $20,289,120. In addition, the Company continues to experience negative cash flows from initial buildout. These factors raise substantial doubt about the Company’s ability to continue as a going concern if additional capital is not raised. Management’s plans in regard to these matters is to continue its capital raise activities, and if necessary, substantially reduce general and administrative costs along with forgoing capital expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements, prepared using the accrual basis of accounting, have been presented in accordance with United States generally accepted accounting principles and stated in US dollars.

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

Consolidation

In January 2021, the Company formed VetaNova Solar Partners, LLC (“VSP”). VSP is authorized to issue 100,000,000 common and 100,000,000 preferred membership units. As of December 31, 2021, 71,744,011 common units and 7,379,305 preferred units were outstanding, representing a total of 79,153,316 units outstanding. The Company owns 44,209,020 of common units of VSP which represent approximately 55.85% of the outstanding common units of VSP. Additionally, both the Company and VSP share common management. As a result, VSP is consolidated with the Company’s financial statements.

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

Due from related party – VitaNova Partners, LLC

As of December 31, 2020, the Company has advanced funds to a related party, VitaNova Partners, LLC for a total of $51,179. As of December 31, 2021, this has been fully paid.

Greenhouse and associated land

On November 8, 2021, the Company entered into an agreement to purchase an approximately 39 acres along with a greenhouse and warehouse on adjacent property to the 188 acres acquired above. For this purchase, the Company issued 25,000,000 shares of the Company’s common stock, and $1,842105 in cash, to be paid by December 31, 2022.

The land and structures were acquired from a related party entity and therefore, the land and structure value was transferred at historical cost. Based on consideration paid, the Company recognized a loss of $5,818,537 from this acquisition.

After completing the above acquisitions, the Company commissioned an appraisal to be performed. This appraisal gave an “as-is” estimate of value at $3,500,000, which included the greenhouse and infrastructure and land. Therefore, the Company recognized an impairment of $3,673,568.

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

Loss per Share

Basic loss per share is computed by dividing the loss attributed to the Company’s common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

As of December 31, 2021, and December 31, 2020, the Company’s outstanding warrants were excluded from the fully diluted weighted average number of shares outstanding since the warrants would be anti-dilutive.

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

Accounting for debt to equity conversions

For the quarter ending December 31, 2021, the Company issued bridge notes that contains a convertible. These notes mature on June 30, 2022. On, or before, maturity date, the notes can be exchanged for one share of the Company’s stock at $0.05/share. During this offering period, VTNA stock was priced at between $0.05 to $0.15/share.

In order to simplify, and provide less confusion, on accounting for debt with conversion options, FASB release ASU 2020-06 in August 2020.

ASU 2020-06 simplifies the accounting for convertible instruments. Therefore, the embedded conversion features no longer are separated from the debt with conversion features that are not required to be accounted for as derivatives under or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and therefor will be accounted for as a single equity instrument measured at its historical cost.

Note 3 – Payment due to related parties for land and structure purchases

On August 17, 2021, the Company acquired from a related party approximately 118 contiguous acres located near the Arkansas River in Avondale, Colorado, for 25,000,000 shares of the Company’s common stock, which were issued on October 6, 2021, and $657,895 in cash to be paid by December 31, 2022.

The issuance of the 25,000,000 common shares is valued at the Company’s public market traded closing price of $0.20/share on August 17, 2021, or $5,000,000.

On November 8, 2021, the Company acquired from a related party approximately 39 contiguous acres located next to the 118 acres purchased above and a greenhouse and warehouse, for 70,000,000 shares of the Company’s common stock, which were issued on October 6, 2021, and $1,842,105 in cash to be paid by December 31, 2022.

The issuance of the 25,000,000 common shares is valued at the Company’s public market traded closing price of $0.155/share on October 6, 2021, or $10,850,000.

During the quarter ended December 31, 2021, the Company paid $448,925 to related parties for the acquisition of land in southern Colorado by offsetting amounts owed by the related parties to the Company.

Note 4 – Notes Payable

The following is a detail of the bridge notes payable:

	December 31, 2021			December 31, 2020
Note	Principle Balance	Accrued Interest	Discount	Principle Balance	Interest rate	Security
Bridge Notes	$235,000	$1,584	$15,708	$-	6%	Deeds of trust on certain property
Bridge Note - related party	$100,000	$1,291	$5,481	$-	6%

Totals	$335,000	$2,874	$21,189
Less: note discounts	$21,189
Total current notes due	$313,811

For the quarter ending December 31, 2021, the Company issued bridge notes that contains a convertible. These notes mature on June 30, 2022. On, or before, maturity date, the notes can be exchanged for one share of the Company’s stock at $0.05/share. During this offering period, the Company’s stock was priced at between $0.05 to $0.15/share. There are no conversion contingencies. Only the holder of the bridge notes controls the conversion rights.

Note 5 – Equity Transactions

During the twelve months ended December 31, 2021 there were the following equity transactions:

●	115,961,484 shares to outside investors;
●	22,500,000 stock issued for services;
●	95,000,000 stock issued for land and structure purchases, and
●	2,333,333 shares returned from a prior issuance to a consultant for services rendered.

During the year ended December 31, 2020 there were the following equity transactions:

●	91,127,145 shares issued to the Company’s founders, officers and board members;
●	12,495,700 shares issued to the Company’s consultants;
●	55,612,837 shares issued to VitaNova Partners, LLC, and
●	35,109,231 shares issued to outside investors.

Note 6 – Income Taxes

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

The Company record tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when our judgement changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the recognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021, and 2020, we have not recorded any uncertain tax positions in our financial statements. The Company has not filed tax returns for the year ended December 31, 2021, December 31, 2019 and December 31, 2018. The Company has filed tax returns for the year ended December 31, 2020. Prior to January 31, 2018, there was no financial or taxable transactions since 2011, so the company does not anticipate any material penalties.

Book loss reconciliation to estimated taxable income is as follows:

	2021	2020
Book loss	$(19,906,722)	$(297,519)
Tax adjustments:
Loss on asset acquisitions	14,850,000	-
Estimate of taxable income	$(5,056,722)	$(297,519)

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. On December 31, 2021 and December 31, 2020, we had no unrecognized tax benefits in income tax expense.

The components of the deferred tax asset are as follows:

	2021	2020
Current deferred tax asset
Net operating loss carryforwards	$(1,379,054)	$(83,664)
Other adjustments:
None	-	-
Total cumulative deferred tax asset	(1,379,054)	(83,664)
Valuation allowance	1,379,054	83,664
Effective income tax asset	$-	$-

Income tax provision is summarized below (in thousands):

	2021	2020
Income tax provision:
Current benefit (expense)
Federal	$-	$-
State	-	-
Total current	-	-
Deferred benefit (expense)
Federal	1,061,912	62,479
State	234,126	13,127
Total deferred	1,296,038	75,606
Less: Valuation allowance	(1,296,038)	(75,606)
Total	$-	$-

For the years ended December 31, 2021 and December 31, 2020, the deferred tax asset of $1,296,038 and $75,606, respectively, has a valuation allowance of $1,296,038 and $75,606, respectively, since management has determined the tax benefit cannot be reasonably assured of being used in the near future. The net operating loss carry forward, if not used, will begin to expire in 2045, and is severely restricted as per the Internal Revenue Code if there is a change in ownership.

Note 7 – Related Party Transactions

As of September 30, 2021 VitaNova Partners owed the Company $480,578. During the three months ended December 31, 2021 this was paid in full as an offset to the amounts owed to GrowCo Partners 2, LLC, a related party, and accrued interest owed.

On July 15, 2020, the Company and VitaNova entered into a consulting agreement whereby VitaNova would provide management services to the Company. VitaNova is paid $456,000 annually for its management services. Payments are made in 12 monthly instalments of $38,000. On December 15, 2020 the consulting agreement was amended to reduce payments to $19,000 a month effective January 1, 2021.

On August 17, 2021, the Company acquired from a related party approximately 118 contiguous acres located near the Arkansas River in Avondale, Colorado, for 25,000,000 shares of the Company’s common stock, which were issued on October 29, 2021, and $657,895 in cash to be paid by December 31, 2022.

On November 8, 2021, the Company acquired from a related party approximately 39 contiguous acres located next to the 118 acres purchased above and a greenhouse and warehouse, for 70,000,000 shares of the Company’s common stock, which were issued on October 6, 2021, and $1,842,105 in cash to be paid by December 31, 2022.

During the year ended December 31, 2020, there were the following equity transactions involving related parties:

●	91,127,145 shares issued to the Company’s founders, officers and board members, and
●	55,612,837 shares issued to VitaNova Partners, LLC.

During the twelve months ended December 31, 2021 there were the following equity transactions involving related parties:

●	17,621,538 VSP common units were issued to John McKowen, and
●	95,000,000 shares of the Company’s common stock issued for land and greenhouse/warehouse purchase

Note 9 - Subsequent Events

On February 8, 2022 the Company entered into an agreement with Dalmore Group, LLC pursuant to which Dalmore Group will act as the Company’s broker/ dealer of record in connection with the Company’s future Regulation A+ Offering.

No money or other consideration is being solicited by means of this report, and if sent, will not be accepted. No offer to buy the Company’s securities can be accepted and no part of the purchase price can be received until the Company’s offering statement is qualified, and any such offer may be withdrawn or revoked, without obligation or commitment of any kind, at any time before notice of its acceptance is given by the Company after the qualification date. A person’s indication of interest involves no obligation or commitment of any kind.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022

vetanova, INC.

	By:	/s/ John McKowen
John McKowen, Principal Executive, Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John McKowen	Principal Executive, Financial and	March 29, 2022
John McKowen	Accounting Officer and a Director

15