Form 10-Q
period 2022-03-31
VetaNova Inc.
filed 2022-05-09
CIK 1280396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 000-51068

VETANOVA INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Act:

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

As of May 3, 2022, there were 426,100,053 outstanding shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed and Consolidated Financial Statements

VETANOVA INC

Interim Condensed and Consolidated Financial Statements

For the Period Ended March 31, 2022

VETANOVA INC

Condensed and Consolidated Balance Sheets

	As of
	March 31, 2022 (Unaudited)	Dec 31, 2021 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$46,168	$108,951
Prepaid expenses	-	-
Total Current Assets	46,168	108,951
Long Term Assets
Greenhouse	3,410,000	3,410,000
Land	90,000	90,000
Total Long Term Assets	3,500,000	3,500,000
TOTAL ASSETS	$3,546,168	$3,608,951

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$27,795	$37,630
Interest payable	53,015	7,809
Payment due to related parties for land and greenhouse acquisition	1,998,945	2,051,075
Bridge notes payable	280,536	219,292
Bridge notes payable to related party (net of discount)	143,559	94,519
Total Current Liabilities	2,503,850	2,410,325
TOTAL LIABILITIES	2,503,850	2,410,325
Commitments & Contingencies
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 426,100,053 shares issued and outstanding at March 31, 2022 and December 31, 2021	91,835	91,835
VitaNova Solar Partners, LLC 71,774,011 common units outstanding and 7,379,305 preferred units outstanding, 100,000,000 preferred and 100,000,000 common units authorized	604,252	604,252
Additional paid-in capital	20,435,134	20,435,134
Accumulated (deficit)	(20,441,437)	(20,289,120)
Total VETANOVA INC Equity	689,784	842,101
Non-controlling interest in a subsidiary	352,534	356,525
TOTAL STOCKHOLDERS’ EQUITY	1,042,318	1,198,626
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,546,168	$3,608,951

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Operations

(Unaudited)

	Three Months ended March 31,
	2022	2021
Revenue	$-	-
Direct cost of revenue	-	-
Gross Margin	-	-
Operating Expenses
General and administrative	107,305	192,804
Total Operating Expenses	107,305	192,804
Profit (Loss) from Operations	(107,305)	(192,804)
Other Income (Expense)
Interest expense	(49,003)	-
Total Other Income (Expense)	(49,003)	-
Minority Share of Loss	3,991
Net Profit (Loss) Before Taxes	(152,317)	(192,804)
Income Tax (Provision) Benefit	-	-
Net Profit (Loss)	$(152,317)	$(192,804)

(Loss) per Common Share - Basic	$(0.00)	$(0.00)
(Loss) per Common Share - Dilutive	$(0.00)	$(0.00)
Weighted Average Shares Outstanding:
Basic	426,100,053	196,794,444
Dilutive	426,100,053	196,794,444

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(156,308)	$(192,804)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of debt discount	19,111	-
Net change in operating assets and liabilities:
Decrease (Increase) in related party receivable	-	135,174
Decrease in prepaid expenses	-	13,201
Increase (Decrease) in accounts payable and accrued expenses	35,370	(1,924)
Net Cash Used in Operating Activities	(101,826)	(46,353)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities
Sale of VETANOVA units	-	205,036
Payments on Notes	(52,130)	-
Sale of convertible debt	91,173	-
Cash Flows from Financing Activities	39,043	205,036
Net Change in Cash & Cash Equivalents	(62,783)	158,683
Beginning Cash & Cash Equivalents	108,951	-
Ending Cash & Cash Equivalents	$46,168	$158,683

Non-cash transactions
	For the three months ended March 31,
	2022	2021
Non-controlling interest share of loss	$3,991	$-

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		VetaNova Solar	Additional		Noncontrolling
	Shares (000s)	Amount	Partners (VSP)	Paid In Capital	Accumulated (Deficit)	interest in VSP	Stockholders’ Equity
Balances, December 31, 2020	194,972	$68,694	$-	$298,322	$(314,028)	$-	$52,988
2021 Activity:
Net (Loss)	-	$-	-	-	(19,906,722)	-	(19,906,722)
Private placement - VTNA	115,961	11,624	-	193,412	-	-	205,036
VetaNova Solar Partners	-	-	604,252	-	(68,370)	356,525	892,407
Return of stock issued for services	(2,333)	(233)	-	-	-	-	(233)
Stock issued for services	22,500	2,250	-	4,102,900	-	-	4,105,150
Stock issued for asset purchases	95,000	9,500	-	15,840,500	-	-	15,850,000
Stock re-issued to VitaNova Partners	-	-	-	-	-	-	-
Balances, December 31, 2021	426,100	$91,835	$604,252	$20,435,134	$(20,289,120)	$356,525	$1,198,626

March 31, 2022, Three Month Activity
Net (Loss)	-	-	-	-	(152,317)	(3,991)	(156,308)
Balances, March 31, 2022	426,100	$91,835	$604,252	$20,435,134	$(20,441,437)	$352,534	$1,042,318

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Notes to Condensed Financial Statements

For the Three Months Ended March 31, 2022 and March 31, 2021

Note 1 – Organization and Business

The Company is in its development stage and, depending on available financing, intends to build and operate solar-powered, carbon-negative greenhouses utilizing Artificial Intelligence assisted technologies to control the growing environment. The Company’s revenue is expected to come from growing farm-fresh fruits and vegetables to be sold to local markets.

The Company intends to produce farm-fresh fruits and vegetables for local delivery in historically productive agricultural regions with high solar indexes and close to large urban areas of the United States, such as the Front Range of Colorado and Central Valley of California.

In 2021 the Company acquired four contiguous parcels of land from a related party totalling 157 acres in Pueblo County Colorado.

●	Parcel 1 - The Company issued 70,000,000 shares of its common stock and agreed to pay $1,842,105 by December 31, 2022, to GrowCo Partners 1, LLC for approximately 39 acres containing one fully completed 90,000 sq. ft. greenhouse, and one adjoining fully completed 15,000 sq. ft. warehouse. on the land. The shares were issued in book entry form on November 19, 2021. The cash amount will bear interest at 6% per year from August 17, 2021, until paid. Parcel 1 has. The completed greenhouse and warehouse have not been in operation since 2020.

●	Parcel 2 - The Company issued 5,000,000 shares of its common stock and agreed to pay $131,579 by December 31, 2022, to GrowCo Partners 2, LLC for 39 acres of vacant land. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021, until paid.

●	Parcel 3 – The Company issued 5,000,000 shares of its common stock and agreed to pay $131,579 to GrowCo, Inc. by December 31, 2022, for 39 acres of vacant land. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021, until paid.

●	Parcel 4 - The Company issued 15,000,000 shares of its common stock and agreed to pay $394,737 by December 31, 2022, to GrowCo Partners 2, LLC for 39 acres of land with a partially completed greenhouse structure. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021, until paid.

On the land in southern Colorado the Company plans to:

●	retrofit the existing greenhouse and warehouse so that the equipment in the greenhouse and warehouse will run on solar power as opposed to utility provided electricity and propane. (Estimated cost: $9,500,000. Estimated time to complete: eight months) and build a solar system to power the greenhouse/warehouse (Estimated cost: $3,000,000)

●	construct an additional 23 acres of. greenhouse and associated warehouse space (Estimated cost: $45,500,000. Estimated time to complete: 36 months), and build solar systems to power the greenhouse and warehouse facilities (Estimated cost: $6,500,000)

The Company has a direct or indirect interest in the three entities listed above.

The Company plans to finance all or a part of the cost of retrofitting/ constructing greenhouses and warehouses and building solar systems through future offering of the Company’s securities, proceeds from the exercise of the Company’s warrants or borrowings from private lenders.

As of March 31, 2022, the Company did not have any agreements with any person to purchase any of the Company’s securities or lend any funds to the Company.

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

Mastronardi is a fourth-generation family owned company and the leading marketer and distributor in North America of tomatoes, peppers, cucumbers, berries and leafy greens. Mastronardi has an extensive and long-tenured retail network and is nationally recognized under the primary SUNSET® brand and other brands, including Campari®, Angel Sweet®, Flavor Bombs®, Sugar Bombs®, and WOW™ berries.

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

In the opinion of management, these statements reflect all adjustments, all of which are of a normal recurring nature, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2021, and notes thereto included in the Company’s annual report on Form 10-K. The Company follows the same accounting policies in the preparation of interim reports.

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

Consolidation

In January 2021, the Company formed VetaNova Solar Partners, LLC (“VSP”). VSP is authorized to issue 100,000,000 common and 100,000,000 preferred membership units. As of March 31, 2022, VSP had 71,744,011 common units and 7,379,305 preferred units outstanding, representing a total of 79,153,316 units outstanding. The Company owns 44,209,020 of common units of VSP, which represent approximately 55.85% of the outstanding common units of VSP. Additionally, both the Company and VSP share common management. As a result, VSP is consolidated with the Company’s financial statements.

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

Greenhouse and associated land

See Note 1 for information concerning land acquired by the Company.

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

As of March 31, 2022 and December 31, 2021, the Company’s outstanding warrants were excluded from the fully diluted weighted average number of shares outstanding since the warrants would be anti-dilutive.

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

The next step is to determine the fair value of the equity unit. The Company’s offering does not meet any of the four areas of ASC 820-10-30-3A requiring a fair value calculation; therefore, fair value equals the actual transaction value. The next step is to compute the fair value order to determine the allocation of value between the common shares and the warrants issued (ASC 815). The Company performed this calculation which gave a value of 50% to the warrant and 50% to the common shares.

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

Accounting for debt to equity conversions

During the quarters ending December 31, 2021 and March 31, 2022, the Company sold bridge notes which mature on June 30, 2022. On or before the maturity date, the notes can be converted into shares of the Company’s stock at a conversion price of $0.05/share. During the six months ended March 31, 2022, the Company’s stock was priced at between $0.05 and $0.15/share.

ASU 2020-06 simplifies the accounting for convertible instruments. Therefore, the embedded conversion features no longer are separated from the debt with conversion features that are not required to be accounted for as derivatives under ASU 2020-06 or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and therefore will be accounted for as a single equity instrument measured at its historical cost.

The Company has elected to adopt this standard during the year ended December 31, 2021.

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

During the quarter ended December 31, 2021, the Company has paid $448,925 toward cash amounts owing to the former owners of the land through the elimination of amounts owed from these parties to the Company.

Note 4 – Notes Payable

The following is a detail of the bridge notes payable:

	March 31, 2022				December 31, 2021
Note	Principle Balance	Accrued Interest	Discount	Principle Balance	Interest rate	Security

Bridge Notes	$301,492	$10,662	$20,956	$235,000	6%	Deeds of trust on
Bridge Note - related party	$149,254	$3,656	$5,696	$100,000	6%	real estate and improvements
Totals	$450,746	$14,318	$26,651	$335,000
Less: note discounts	$26,651			$21,189
Total current notes due	$424,095			$313,811

During the quarters ending March 31, 2022 and December 31, 2021, the Company sold bridge notes that mature on June 30, 2022. On or before the maturity date, the notes can be converted into shares of the Company’s common stock at a conversion price of $0.05/share. During the quarters ended December 31, 2021 and March 31, 2022, the Company’s stock was priced at between $0.05 to $0.15/share. There are no conversion contingencies. The holders of the bridge notes control the conversion rights. See Note 7.

Note 5 – Equity Transactions

During the three months ended March 31, 2022, there were no equity transactions.

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

On July 15, 2020, the Company and VitaNova Partners entered into a consulting agreement whereby VitaNova would provide management services to the Company. VitaNova is paid $456,000 annually for its management services. Payments are made in 12 monthly instalments of $38,000. On December 15, 2020 the consulting agreement was amended to reduce payments to $19,000 a month effective January 1, 2021.

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

During the twelve months ended December 31, 2021 there were the following equity transactions involving related parties:

●	17,621,538 VSP common units were issued to John McKowen, and
●	95,000,000 shares of the Company’s common stock issued for land and greenhouse/warehouse purchase

During the three months ended March 31, 2022 there were the following equity transactions involving related parties:

●	VitaNova Partners invested $45,314 in the Company’s bridge note.

Note 7 - Subsequent Events

In April of 2022, holders of the Company’s promissory notes sold in December 2021 and March 2022 (the “Old Notes”) exchanged their Old Notes for New Notes.

As part of the Note exchange:

1.	The unpaid principal and interest of $509,340 (as of April 30, 2022) of the Old Notes became $553,630 in face amount of the New Note.

2.	With the New Notes, the holders of the Old Notes received Series III and Series IV Warrants. For each $1.00 of principal of the New Note, a holder of the New Note received 60 Series III Warrants and 60 Series IV Warrants. Each Series III Warrant allows the holder to purchase one share of the Company’s common stock at a price of $.05 per share. Each Series IV Warrant allows the holder to purchase one share of the Company’s common stock at a price of $.066667 per share. The Series III and Series IV Warrants expire on December 31, 2024.

3.	The New Notes are convertible into shares of the Company’s common stock at a conversion price of $.016667.

4.	The New Notes bear interest at 6% per year, will be due and payable on September 30, 2022, and will be secured by the Company’s 157 acres located at 39327 Harbour Road, Avondale, CO 80206

5.	The Company will file a Registration Statement with the Securities and Exchange Commission to register for public sale:

a.	the Series III and Series IV Warrants,

b.	the shares of common stock issuable upon the exercise of the Series III and Series IV Warrants.

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

In 2021 the Company acquired four contiguous parcels of land from a related party totalling 157 acres in Pueblo County Colorado.

●	Parcel 1 - The Company issued 95,000,000 shares of its common stock and agreed to pay $2,368,421 by December 31, 2022, to GrowCo Partners 1, LLC for approximately 39 acres containing one fully completed 90,000 sq. ft. greenhouse, and one adjoining fully completed 15,000 sq. ft. warehouse. on the land. The shares were issued in book entry form on November 19, 2021. The cash amount will bear interest at 6% per year from August 17, 2021, until paid. The completed greenhouse and warehouse have not been in operation since 2020.

●	Parcel 2 - The Company issued 5,000,000 shares of its common stock and agreed to pay $131, 579 by December 31, 2022, to GrowCo Partners 2, LLC for 39 acres of vacant land. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021, until paid.

●	Parcel 3 – The Company issued 5,000,000 shares of its common stock and agreed to pay $131, 579 to GrowCo, Inc. by December 31, 2022, for 39 acres of vacant land. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021, until paid.

●	Parcel 4 - The Company issued 15,000,000 shares of its common stock and agreed to pay $394,737 by December 31, 2022, to GrowCo Partners 2, LLC for 39 acres of land with a partially completed greenhouse structure. The shares were issued in book entry form on November 29, 2021. The cash amount will bear interest at 6% per year from August 17, 2021, until paid.

On the land in southern Colorado the Company plans to:

●	retrofit the existing greenhouse and warehouse so that the equipment in the greenhouse and warehouse will run on solar power as opposed to utility provided electricity and propane. (Estimated cost: $9,500,000. Estimated time to complete: eight months) and build a solar system to power the greenhouse/ warehouse (Estimated cost: $3,000,000)

●	construct an additional 23 acres of greenhouse and associated warehouse space (Estimated cost: $45,500,000. Estimated time to complete: 36 months), and build solar systems to power the greenhouse and warehouse facilities (Estimated cost: $6,500,000)

The Company has a direct or indirect interest in the three entities listed above.

The Company plans to finance all or a part of the cost of retrofitting/ constructing greenhouses and warehouses and acquiring solar systems through future offering of the Company’s securities, proceeds from the exercise of the Company’s warrants or borrowings from private lenders.

As of December 31, 2021 the Company did not have any agreements with any person to purchase any of the Company’s securities, or lend any funds to the Company.

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

Mastronardi is a fourth-generation family owned company and the leading marketer and distributor in North America of tomatoes, peppers, cucumbers, berries and leafy greens. Mastronardi has an extensive and long-tenured retail network and is nationally recognized under the primary SUNSET® brand and other brands, including Campari®, Angel Sweet®, Flavor Bombs®, Sugar Bombs® and WOW™ berries.

Results of Operations

For Three Months Ended March 31, 2022 and March 31, 2021

During the three months ended March 31, 2022, and March 31, 2021, there was no revenue nor direct cost of revenue.

During the three months ended March 31, 2022, the Company recognized $107,305 of general and administrative expenses, compared to $192,804 during the three months ended March 31, 2021. The decrease of $85,499 is due to the Company reducing operating expenses during its development stage to conserve capital.

Interest expense was $49,003 for the three months ended March 31, 2022 compared to no interest expense during the three months ended March 31, 2021. Interest expense was due to the Company’s sale of bridge notes and amounts due from asset acquisition during the last six months of its year ended December 31, 2021.

The minority share of the Company’s consolidate loss was $3,991 for the three months ended March 31, 2022. There was no minority share recognized for the three months ended March 31, 2021, since the consolidated subsidiary, VitaNova Solar Partners, LLC did not exist during this time period.

The above produced a net loss of $152,317 for the three months ended March 31, 2022 compared to a loss of $192,804 for the three months ended March 31, 2021.

Liquidity and Capital Resources

We have begun our operations relying on external investors. Since inception and through March 31, 2022, we have raised $2,598,625in capital.

Our estimated capital requirements for the period ending December 31, 2022 are:

●	General and administrative expenses	$625,000
●	Payments related to the purchase of land in southeastern Colorado (1)	$2,500,000
●	Retrofit/expand existing greenhouses and warehouse (2)	$9,500,000
●	Construction of solar system to power expanded greenhouse and warehouse	$3,000,000

(1) See Footnote 3 of this report regarding payments we are required to make in connection with the purchase of these properties.

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

To date we have only had limited revenue, which occurred the last six months of 2020 via a sublease of farming land. Therefore, presently operations are not sufficient to sustain our operations without the additional sources of capital. As of March 31, 2022, we had cash and cash equivalents of $46,168. We used $101,826 in cash in our operating activities during the three months ended March 31, 2022.

See Note 2 of the notes to condensed consolidated financial statements included elsewhere in this Form 10-Q for a discussion of our significant account policies.

Critical Accounting Policies

We have identified the policy below as critical to our business operations and the understanding of our results from operations.

Impairment Policy. At least once every year, management examines all of our assets for proper valuation and to determine if an impairment is necessary. In terms of real estate owned, this impairment examination also includes accumulated depreciation. Management examines market valuations and if an additional impairment is necessary, an impairment charge is recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of March 31, 2022, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, comprised of our chief executive officer (CEO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO has concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended March 31, 2022.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

Exhibit No

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VETANOVA INC

Dated: May 9, 2022	By:	/s/ John McKowen
John McKowen, Chief Executive and Financial Officer

