Form 10-Q
period 2022-06-30
VetaNova Inc.
filed 2022-08-12
CIK 1280396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2022

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

As of August 5, 2022, there were 466,971,489 outstanding shares of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed and Consolidated Financial Statements

VETANOVA INC

Interim Condensed and Consolidated Financial Statements

For the Period Ended June 30, 2022

VETANOVA INC

Condensed and Consolidated Balance Sheets

	As of
	June 30, 2022 (unaudited)	Dec 31, 2021 (derived from audit)
ASSETS
Current Assets
Cash and cash equivalents	$264	$108,951
Investors receivables	46,803	-
Advances to VitaNova Partners – related party	26,792	-
Prepaid expenses	-	-
Total Current Assets	73,859	108,951
Long Term Assets
Greenhouse	3,410,000	3,410,000
Land	90,000	90,000
Total Long Term Assets	3,500,000	3,500,000
TOTAL ASSETS	$3,573,859	$3,608,951

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$38,090	$37,630
Interest payable	62,874	7,809
Common shares payable	1,000	-
Advances from Officers	10,817	-
Payment due to related parties for land and greenhouse acquisition	1,998,945	2,051,075
Bridge note payable (net of discount)	392,986	219,292
Bridge note payable to related party (net of discount)	149,254	94,519
Total Current Liabilities	2,653,966	2,410,325
TOTAL LIABILITIES	2,653,966	2,410,325
Commitments & Contingencies (Note 4)
Stockholders’ Equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 466,971,489 shares issued and outstanding at June 30, 2022, and 426,100,053 shares issued and outstanding at December 31, 2021	95,922	91,835
VitaNova Solar Partners, LLC 71,774,011 common units outstanding and 7,379,305 preferred units outstanding, 100,000,000 preferred and 100,000,000 common units authorized	604,252	604,252
Additional paid-in capital	22,474,618	20,435,134
Accumulated (deficit)	(22,647,291)	(20,289,120)
Total VETANOVA INC Equity	565,223	842,101
Non-controlling interest in a subsidiary	354,670	356,525
TOTAL STOCKHOLDERS’ EQUITY	919,893	1,198,626
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,573,859	$3,608,951

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Operations

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-
Direct cost of revenue	-	-	-	-
Gross Margin	-	-	-	-
Operating Expenses
General and administrative	2,144,050	232,395	2,251,355	425,199
Depreciation and amortization	-	-	-	-
Total Operating Expenses	2,144,050	232,395	2,251,355	425,199
Profit (Loss) from Operations	(2,144,050)	(232,395)	(2,251,355)	(425,199)
Other Income (Expense)
Interest expense	(21,947)	-	(70,950)	-
Total Other Income (Expense)	(21,947)	-	(70,950)	-
Minority Share of Loss	1,855	21,021	1,855	21,021
Net Profit (Loss) Before Taxes	(2,164,142)	(211,374)	(2,320,450)	(404,178)
Income Tax (Provision) Benefit	-	-	-	-
Net Profit (Loss)	$(2,164,142)	$(211,374)	$(2,320,450)	$(404,178)

(Loss) per Common Share - Basic	$(0.01)	$-	$(0.01)	$-
(Loss) per Common Share - Dilutive	$(0.01)	$-	$(0.01)	$-
Weighted Average Shares Outstanding:
Basic	429,244,010	214,308,836	427,672,031	202,025,049
Dilutive	429,244,010	214,308,836	427,672,031	202,025,049

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(2,322,305)	$(425,109)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of debt discount	62,687	-
VSP common units issued for services	-	2,756
Stock returned that was issued for services	2,043,572	(233)
Net change in operating assets and liabilities:
(Increase) in receivables	(73,595)	-
Decrease (Increase) in related party receivable	-	(123,421)
Decrease in prepaid expenses	-	13,401
Increase (Decrease) in accounts payable and accrued expenses	55,525	(2,016)
Net Cash Used in Operating Activities	(234,117)	(534,622)
Cash Flows from Investing Activities
Purchase of VSP LLC units	-	(4,420)
Net Cash Used in Investing Activities	-	(4,420)
Cash Flows from Financing Activities
Reg A+ offering	1,000	-
Advances from related parties	10,817	-
Sale of VETANOVA units	-	205,036
Sale of VSP LLC units	-	917,650
Payments on Notes	(52,130)	-
Sale of convertible debt	165,743	-
Cash Flows from Financing Activities	125,430	1,122,686
Net Change in Cash & Cash Equivalents	(108,687)	583,644
Beginning Cash & Cash Equivalents	108,951	-
Ending Cash & Cash Equivalents	$264	$583,644

Non-cash transactions
	For the six months ended June 30,
	2022	2021
Non-controlling interest share of loss	$1,855	$21,021

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Condensed and Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		VetaNova Solar Partners	Additional Paid In	Accumulated	Noncontrolling interest	Stockholders’
	Shares (000s)	Amount	(VSP)	Capital	(Deficit)	in VSP	Equity
Balances, December 31, 2020	194,972	$68,694	$-	$298,322	$(314,028)	$-	$52,988
2021 Activity:
Net (Loss)	-	$-	-	-	(19,906,722)	-	(19,906,722)
Private placement - VTNA	115,961	11,624	-	193,412	-	-	205,036
VetaNova Solar Partners	-	-	604,252	-	(68,370)	356,525	892,407
Return of stock issued for services	(2,333)	(233)	-	-	-	-	(233)
Stock issued for services	22,500	2,250	-	4,102,900	-	-	4,105,150
Stock issued for asset purchases	95,000	9,500	-	15,840,500	-	-	15,850,000
Stock re-issued to VitaNova Partners	-	-	-	-	-	-	-
Balances, December 31, 2021	426,100	$91,835	$604,252	$20,435,134	$(20,289,120)	$356,525	$1,198,626

June 30, 2022 Six Month Activity
Net (Loss)	-	-	-	-	(2,358,172)	(1,855)	(2,360,027)
Shares issued for services	40,871	4,087	-	2,039,485	-	-	2,043,572
Balances, June 30, 2022	466,971	$95,922	$604,252	$22,474,619	$(22,647,292)	$354,670	$919,893

The accompanying notes to condensed financial statements are an integral part of these statements.

VETANOVA INC

Notes to Condensed Financial Statements

For the Six Months Ended June 30, 2022 and June 30, 2021

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

As of June 30, 2022, the Company did not have any agreements with any person to purchase any of the Company’s securities or lend any funds to the Company.

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

On June 22, 2022, the Company began offering up to 300,000,000 Units at a price of $0.03⅓ per Unit, for a total of up to $10,000,000 in gross offering proceeds, assuming all Units offered are sold. Each Unit consists of one share of common stock, one Series III Warrant, and one Series IV Warrant. Each Series III Warrant allows the holder to purchase one share of our common stock at a price of $0.03⅓ per share. Each Series IV Warrant allows the holder to purchase one share of our common stock at a price of $0.05 per share. The Series III and Series IV Warrants will expire on December 31, 2024. The minimum investment for any investor is $1,000 unless such minimum is waived by the Company in its sole discretion and on a case-by-case basis. There is no minimum offering amount or escrow required as a condition to closing, and we may sell significantly fewer Units than those offered.

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

Consolidation

In January 2021, the Company formed VetaNova Solar Partners, LLC (“VSP”). VSP is authorized to issue 100,000,000 common and 100,000,000 preferred membership units. As of June 30, 2022, VSP had 71,744,011 common units and 7,379,305 preferred units outstanding, representing a total of 79,153,316 units outstanding. The Company owns 44,209,020 of common units of VSP, which represent approximately 55.85% of the outstanding common units of VSP. Additionally, both the Company and VSP share common management. As a result, VSP is consolidated with the Company’s financial statements.

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

Greenhouse and associated land

See Note 1 for information concerning land and greenhouse acquired by the Company.

The land and structures were acquired from a related party entity and therefore, the land and structure value were transferred at historical cost. Based on consideration paid, the Company recognized a loss of $5,818,537 from this acquisition, which was recognized in the fourth quarter of the year ended December 31, 2021.

After completing the above acquisitions, the Company commissioned an appraisal to be performed. This appraisal gave an “as-is” estimate of value at $3,500,000, which included the greenhouse and infrastructure and land. Therefore, the Company recognized an impairment of $3,673,568. Since the greenhouse is being renovated and not in operations, no depreciate has been taken.

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

As of June 30, 2022 and December 31, 2021, the Company’s outstanding warrants were excluded from the fully diluted weighted average number of shares outstanding since the warrants would be anti-dilutive.

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

Accounting for debt to equity conversions

During the year ended December 31, 2021 and the six months ended June 30, 2022, the Company sold bridge notes which mature on September 30, 2022. On or before the maturity date, the notes can be converted into shares of the Company’s stock at a conversion price of $0.033/share. During the six months ended June 30, 2022, the Company’s stock was priced at between $0.05 and $0.15/share.

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

Note 4 – Notes Payable and Advances

The following is a detail of the bridge notes payable:

	June 30, 2022			December 31, 2021
Note	Principle Balance	Accrued Interest	Discount	Principle Balance
Bridge Notes	$472,575	$43,059	$101,218	$235,000
Bridge Note - related party	$217,459	$19,814	$46,576	$100,000
Totals	$690,034	$62,874	$147,794	$335,000
Less: note discounts	$147,794			$21,189
Total current notes due	$542,240			$313,811

During the six months ended on June 30, 2022 and the quarter ended on December 31, 2021, the Company sold bridge notes that orginally matured on June 30, 2022. On April 30, 2022 and June 30, 2022 these notes were restructured and now have a maturity date of December 31, 2022.

On or before the maturity date, the notes can be converted into shares of the Company’s common stock at a conversion price of $0.05/share. During the time period of the Bridge Notes the Company’s stock was priced at between $0.05 to $0.15/share. There are no conversion contingencies. The holders of the bridge notes control the conversion rights.

The advances from Officers and related party consists of $10,817 that was advanced by the CEO of VitaNova Partners and VETANOVA This amount was added to the Bridge note payable to related party (net of discount).

Note 5 – Equity Transactions

During the six months ended June 30, 2022, there was one transaction – 40,871,436 shares were issued to an investor relations firm. During the three months ended June 30, 2022, there was a subscription received from the Reg A+ offering of $1,000. The corresponding equity for this subscription was not made as of June 30, 2022, therefore, a payable of common shares was recognized as a liability.

During the twelve months ended December 31, 2021 there were the following equity transactions:

●	115,961,484 shares to outside investors;
●	22,500,000 stock issued for services;
●	95,000,000 stock issued for land and structure purchases, and
●	2,333,333 shares returned from a prior issuance to a consultant for services rendered.

Note 6 – Related Party Transactions

As of September 30, 2021 VitaNova Partners owed the Company $480,578. During the three months ended December 31, 2021 this was paid in full as an offset to the amounts owed to GrowCo Partners 2, LLC, a related party, and accrued interest owed. During the three months ended June 30, 2022, VitaNova Partners advanced the Company $18,521.

During the three months ended June 30, 2022, the CEO of both VitaNova Partners and the Company advanced $10,817.

On July 15, 2020, the Company and VitaNova Partners entered into a consulting agreement whereby VitaNova would provide management services to the Company. VitaNova is paid $456,000 annually for its management services. Payments are made in 12 monthly instalments of $38,000. On December 15, 2020 the consulting agreement was amended to reduce payments to $19,000 a month effective January 1, 2021, contingent on the Company’s ability to pay this fee.

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

During the twelve months ended December 31, 2021 there were the following equity transactions involving related parties:

●	17,621,538 VSP common units were issued to John McKowen, and
●	95,000,000 shares of the Company’s common stock issued for land and greenhouse/warehouse purchase.

During the six months ended June 30, 2022 there were the following equity transactions involving related parties:

●	VitaNova Partners invested $45,314 in the Company’s bridge note, and
●	40,871,436 shares of the Company’s common stock issued for true up pricing to an investor relations firm.

Note 7 - Subsequent Events

None

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

On June 22, 2022, the Company began offering up to 300,000,000 Units at a price of $0.03⅓ per Unit, for a total of up to $10,000,000 in gross offering proceeds, assuming all Units offered are sold. Each Unit consists of one share of common stock, one Series III Warrant, and one Series IV Warrant. Each Series III Warrant allows the holder to purchase one share of our common stock at a price of $0.03⅓ per share. Each Series IV Warrant allows the holder to purchase one share of our common stock at a price of $0.05 per share. The Series III and Series IV Warrants will expire on December 31, 2024. The minimum investment for any investor is $1,000 unless such minimum is waived by the Company in its sole discretion and on a case-by-case basis. There is no minimum offering amount or escrow required as a condition to closing, and we may sell significantly fewer Units than those offered.

Results of Operations

For Three Months Ended June 30, 2022 and June 30, 2021

During the three months ended June 30, 2022, and June 30, 2021, there was no revenue nor direct cost of revenue.

During the three months ended June 30, 2022, the Company recognized $2,144,050 of general and administrative expenses, compared to $232,395 during the three months ended June 30, 2021. The increase of $1,911,655 was due to a charge of $2,043,572 for shares issued to an investor relations firm, partially offset by reducing operating expenses during its initial stage to conserve capital.

Interest expense was $21,947 for the three months ended June 30, 2022 compared to no interest expense during the three months ended June 30, 2021. Interest expense was due to the Company’s sale of bridge notes and amounts due from asset acquisition during the last three months of its year ended December 31, 2021 and the six months ended June 30, 2022.

The minority share of the Company’s consolidate loss was $1,885 for the three months ended June 30, 2022. There was a $21,021 minority share recognized for the three months ended June 30, 2021, from the consolidated subsidiary, VitaNova Solar Partners, LLC.

The above produced a net loss of $2,164,142 for the three months ended June 30, 2022 compared to a loss of $211,374 for the three months ended June 30, 2021.

For Six Months Ended June 30, 2022 and June 30, 2021

During the six months ended June 30, 2022, and June 30, 2021, there was no revenue nor direct cost of revenue.

During the six months ended June 30, 2022, the Company recognized $2,251,355 of general and administrative expenses, compared to $425,199 during the six months ended June 30, 2021. The increase of $2,033,939 was due to a charge of $2,043,572 for shares issued to an investor relations firm, partially offset by reducing operating expenses during its initial stage to conserve capital.

Interest expense was $70,950 for the six months ended June 30, 2022 compared to no interest expense during the six months ended June 30, 2021. Interest expense was due to the Company’s sale of bridge notes and amounts due from asset acquisition during the last three months of its year ended December 31, 2021 and the six months ended June 30, 2022.

The minority share of the Company’s consolidate loss was $1,885 for the six months ended June 30, 2022 compared to $21,021 for the six months ended June 30, 2021.

The above produced a net loss of $2,320,450 for the six months ended June 30, 2022 compared to a loss of $404,178 for the six months ended June 30, 2021.

Liquidity and Capital Resources

We have begun our operations relying on external investors. Since inception and through June 30, 2022, we have raised $2,612,566 in capital.

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

To date we have only had limited revenue, which occurred the last six months of 2020 via a sublease of farming land. Therefore, presently operations are not sufficient to sustain our operations without the additional sources of capital. As of June 30, 2022, we had cash and cash equivalents of $264. We used $234,117 in cash in our operating activities during the six months ended June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and change in the market values of our real estate properties and water assets. Because we had no market risk sensitive instruments outstanding as of June 30, 2022, it was determined that there was no material market risk exposure to our consolidated financial position, results of operations, or cash flows as of such date. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our management, comprised of our chief executive officer (CEO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO has concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2022.

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

VETANOVA INC

Dated: August 12, 2022	By:	/s/ John McKowen
John McKowen, Chief Executive and Financial Officer

